Form 10-Q
period 2014-09-30
Travelport Worldwide LTD
filed 2014-11-06
CIK 1424755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-36640

Travelport Worldwide Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-0505105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Axis One, Axis Park

Langley, Berkshire, United Kingdom SL3 8AG

(Address of principal executive offices, including zip code)

+44-1753-288-000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6 2014, there were 121,411,360 shares of the Registrants’ common stock, par value $0.0025 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, pandemics, general economic conditions, natural disasters and other disruptions;

•	our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise lines and other travel providers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams;

•	the impact on travel provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as eNett, in which we own a majority interest;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies, particularly in the U.S. dollar, and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry;

•	the impact our outstanding indebtedness may have on the way we operate our business;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency; and

•	maintenance and protection of our information technology and intellectual property.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section entitled “Risk Factors” in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 on September 26, 2014, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions, except share data)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net revenue	$529	$511	$1,652	$1,596

Costs and expenses
Cost of revenue	320	313	1,010	972
Selling, general and administrative	130	90	315	290
Depreciation and amortization	58	51	171	152

Total costs and expenses	508	454	1,496	1,414

Operating income	21	57	156	182
Interest expense, net	(67)	(83)	(237)	(271)
Loss on early extinguishment of debt	(94)	—	(108)	(49)
Gain on sale of shares of Orbitz Worldwide	304	—	356	—

Income (loss) before income taxes and share of earnings (losses) in equity method investments	164	(26)	167	(138)
Provision for income taxes	(11)	(7)	(33)	(24)
Share of earnings (losses) in equity method investments	2	6	(1)	8

Net income (loss)	155	(27)	133	(154)
Net income attributable to non-controlling interest in subsidiaries	(1)	—	(4)	(2)

Net income (loss) attributable to the Company	$154	$(27)	$129	$(156)

Income (loss) per share – Basic:
Income (loss) per share	$1.75	$(0.45)	$1.75	$(3.87)

Weighted average common shares outstanding	88,254,078	60,513,727	73,701,371	40,366,596

Income (loss) per share – Diluted:
Income (loss) per share	$1.71	$(0.45)	$1.70	$(3.87)

Weighted average common shares outstanding	90,464,651	60,513,727	76,073,381	40,366,596

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in $ millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income (loss)	$155	$(27)	$133	$(154)

Other comprehensive (loss) income, net of tax:
Currency translation adjustment, net of tax	(7)	6	(5)	(2)
Changes in loss on cash flow hedges, net of tax	—	(2)	4	(2)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)
Changes in (loss) gain on equity investment, net of tax	(3)	(4)	(7)	7
Unrealized gain on available-for-sale securities	6	—	6	—

Other comprehensive (loss) income, net of tax	(4)	—	(2)	2

Comprehensive income (loss)	151	(27)	131	(152)
Comprehensive income attributable to non-controlling interest in subsidiaries	(1)	—	(4)	(2)

Comprehensive income (loss) attributable to the Company	$150	$(27)	$127	$(154)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$125	$154
Accounts receivable (net of allowances for doubtful accounts of $13 and $13)	227	177
Deferred income taxes	1	1
Other current assets	107	134

Total current assets	460	466
Property and equipment, net	413	428
Goodwill	1,000	986
Trademarks and tradenames	314	314
Other intangible assets, net	641	671
Cash held as collateral	50	79
Deferred income tax	4	5
Other non-current assets	110	139

Total assets	$2,992	$3,088

Liabilities and equity
Current liabilities:
Accounts payable	$61	$72
Accrued expenses and other current liabilities	486	540
Deferred income taxes	24	24
Current portion of long-term debt	50	45

Total current liabilities	621	681
Long-term debt	2,394	3,528
Deferred income tax	27	18
Other non-current liabilities	160	172

Total liabilities	3,202	4,399

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 121,403,951 and 60,882,046 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	—	—
Additional paid in capital	2,711	1,736
Accumulated deficit	(2,855)	(2,984)
Accumulated other comprehensive loss	(84)	(82)

Total shareholders’ equity (deficit)	(228)	(1,330)
Equity attributable to non-controlling interest in subsidiaries	18	19

Total equity (deficit)	(210)	(1,311)

Total liabilities and equity	$2,992	$3,088

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating activities
Net income (loss)	$133	$(154)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	171	152
Amortization of customer loyalty payments	56	45
Gain on sale of shares of Orbitz Worldwide	(356)	—
Amortization of debt finance costs	8	19
Accrual of repayment fee and amortization of debt discount	7	4
Loss on early extinguishment of debt	108	49
Payment-in-kind interest	17	32
Share of losses (earnings) in equity method investments	1	(8)
Equity-based compensation	30	4
Deferred income taxes	9	3
Loss on foreign exchange derivative instruments	10	(2)
Pension liability contribution	(5)	—
Customer loyalty payments	(66)	(60)
Changes in assets and liabilities:
Accounts receivable	(51)	(64)
Other current assets	(1)	(18)
Accounts payable, accrued expenses and other current liabilities	(88)	48
Other	6	17

Net cash (used in) provided by operating activities	(11)	67

Investing activities
Property and equipment additions	(83)	(76)
Proceeds from sale of shares of Orbitz Worldwide	366	—
Business acquired, net of cash	(10)	—
Purchase of equity method investment	(10)	—
Other	—	(6)

Net cash provided by (used in) investing activities	263	(82)

Financing activities
Net proceeds from issuance of common shares in initial public offering	445	—
Proceeds from term loans	2,345	2,169
Proceeds from bridge loans	425	—
Repayment of term loans under senior secured credit agreement	(1,477)	(1,663)
Repayment of bridge loans	(425)	—
Repayment of term loans under second lien credit agreement	(863)	—
Repurchase / repayment of senior notes and senior subordinated notes	(588)	(413)
Proceeds from revolver borrowings	75	53
Repayment of revolver borrowings	(75)	(73)
Repayment of capital lease obligations	(23)	(14)
Release of cash provided as collateral	29	137
Payment related to early extinguishment of debt	(46)	—
Purchase of non-controlling interest in a subsidiary	(65)	—
Cash provided as collateral	—	(64)
Debt finance costs	(37)	(55)
Costs related to exchange of shares for payment-in-kind debt	—	(6)
Dividend to non-controlling interest shareholders	(2)	—
Tax withholding for equity awards	(5)	(1)
Proceeds from (payments for) settlement of derivative instruments	3	(5)
Other	4	—

Net cash (used in) provided by financing activities	(280)	65

Effect of changes in exchange rate on cash and cash equivalents	(1)	—
Net (decrease) increase in cash and cash equivalents	(29)	50
Cash and cash equivalents at beginning of period	154	110

Cash and cash equivalents at end of period	$125	$160

Supplementary disclosures of cash flow information
Interest payments	263	186
Income tax payments, net	19	20
Non-cash exchange of debt for equity (see Note 9)	571	473
Non-cash capital lease additions	14	10
Exchange of senior notes due 2014 and 2016 for new senior notes due 2016	—	591
Exchange of second priority secured notes for Tranche 2 Loans	—	229
Exchange of payment-in-kind debt for senior subordinated debt	—	25

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)

(unaudited)

(in $ millions, except share data)	Common Shares		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
	Number	Amount
Balance as of December 31, 2013	60,882,046	$—	$1,736	$(2,984)	$(82)	$19	$(1,311)
Issue of common shares in initial public offering, net of expenses	30,000,000	—	445	—	—	—	445
Issue of common shares in exchange for debt	28,841,012	—	585	—	—	—	585
Dividend to non-controlling interest shareholders	—	—	—	—	—	(2)	(2)
Purchase of non-controlling interest in a subsidiary	—	—	(62)	—	—	(3)	(65)
Equity-based compensation	3,066,827	—	30	—	—	—	30
Tax withholding for equity awards	(1,385,934)	—	(23)	—	—	—	(23)
Comprehensive income (loss), net of tax	—	—	—	129	(2)	4	131

Balance as of September 30, 2014	121,403,951	$—	$2,711	$(2,855)	$(84)	$18	$(210)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Basis of Presentation

Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment and other solutions for the global travel and tourism industry. With a presence in over 170 countries, Travelport business is comprised of:

The Travel Commerce Platform (formerly known as the global distribution system or “GDS” business), through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business to business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Through its Technology Services, Travelport provides critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company manages reservations, inventory management and other related critical systems for Delta Air Lines Inc.

In July 2014, the Company sold substantially all of the shares of common stock it held in Orbitz Worldwide, Inc. (“Orbitz Worldwide”) and, as of September 30, 2014, owned less than 1% of its outstanding shares. Consequently, the Company has discontinued equity method accounting (see Note 3 - Orbitz Worldwide).

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2013 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In presenting the consolidated condensed financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on September 26, 2014.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation (Continued)

Initial Public Offering (“IPO”)

On September 25, 2014, the Company issued 30 million common shares in an IPO. The shares were sold at a price of $16.00 per share, which generated $445 million of net proceeds from the IPO after deducting underwriting discounts and commissions and offering expenses.

The Company used the net proceeds from the IPO primarily to repay $425 million aggregate principal amount of its bridge loans (see Note 9 - Long-Term Debt).

2. Recently Issued Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about the company’s ability to continue as a going concern within one year from the financial statements issuance date. The guidance is applicable to the Company for the annual period ending December 31, 2016 and all annual and interim periods thereafter. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Compensation—Stock Compensation

In June 2014, the FASB issued guidance on accounting for stock compensation where share-based payment awards granted to employees require specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition.

The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, although earlier adoption is permitted. The Company is assessing the implications of adoption of this update on its consolidated condensed financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The guidance is applicable to the Company for the interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated condensed financial statements.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Discontinued Operations

In April 2014, the FASB issued guidance on discontinued operations that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

This guidance is applicable to the Company on a prospective basis for interim and annual reporting periods beginning after December 15, 2014 although early adoption is permitted. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance, other than disclosures.

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists except in certain circumstances. The Company adopted the provisions of this guidance effective January 1, 2014, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Accounting for Cumulative Translation Adjustment

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The guidance provides the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held.

This guidance is applicable to the Company on a prospective basis for interim and annual reporting periods beginning after December 15, 2014 although early adoption is permitted. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

3. Orbitz Worldwide

In May 2014, the Company sold 8.6 million shares of Orbitz Worldwide for net proceeds of $54 million, resulting in a gain on sale of Orbitz Worldwide shares of $52 million. In July 2014, the Company sold a further 39 million shares, representing substantially all of its remaining shares in Orbitz Worldwide, for net proceeds of $312 million, resulting in a gain on sale of shares of $304 million. As a result of these sales, subsequent to July 2014, the Company owns less than 1% of the outstanding shares of common stock of Orbitz Worldwide and has discontinued equity method accounting and accounts for this investment as an available-for-sale security, with any changes in fair value recognized within other comprehensive income (loss) (see Note 4 - Other Current Assets).

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Orbitz Worldwide (Continued)

The period ended June 30, 2014 was the last full quarterly period for which the Company accounted for Orbitz Worldwide under the equity method of accounting. Presented below are the summary results of operations for Orbitz Worldwide for the six months ended June 30, 2014 and 2013 and the three and nine months ended September 30, 2013:

(in $ millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenue	$458	$429	$221	$650
Operating expenses	424	409	194	603

Operating income	34	20	27	47
Interest expense, net	(18)	(22)	(12)	(34)
Loss on early extinguishment of debt	(2)	(18)	—	(18)

Income (loss) before income taxes	14	(20)	15	(5)
(Provision for) benefit from income taxes	(13)	167	(2)	165

Net Income	$1	$147	$13	$160

The Company continued to account for Orbitz Worldwide under the equity method of accounting through the date of sale of the remaining shares. Orbitz Worldwide does not report monthly or stub period financial information; however, based on the financial information received from Orbitz Worldwide, the Company estimated its proportionate share of earnings for the period July 1, 2014 to July 22, 2014 was not material. The earnings (losses) related to the equity method investment in Orbitz Worldwide are included within the share of earnings (losses) in equity method investments in the consolidated condensed statement of operations. The earnings (losses) related to the equity method investment in Orbitz Worldwide recorded in 2014 were included in the computation of the $304 million and $356 million gain on sale of shares of Orbitz Worldwide recorded for the three and nine months ended September 30, 2014, respectively. The gain on sale of shares of Orbitz Worldwide include gains realized of approximately $4 million and $5 million for the three and nine months ended September 30, 2014, respectively, which were accumulated within other comprehensive income (loss).

For the three and nine months ended September 30, 2013, the Company recorded earnings of $6 and $8 million, respectively, within the share of earnings (losses) in equity method investments in the Company’s consolidated condensed statements of operations.

In the first quarter of 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in a recognition of a benefit from income taxes of $158 million in its consolidated condensed statements of operations.

Net revenue of Orbitz Worldwide includes $6 million and $58 million earned through transactions with the Company during the period from July 1, 2014 to July 22, 2014 and January 1, 2014 to July 22, 2014, respectively. Net revenue of Orbitz Wordwide includes $21 million and $68 million earned through transactions with the Company during the three and nine months ended September 30, 2013, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Other Current Assets

Other current assets consisted of:

(in $ millions)	September 30, 2014	December 31, 2013
Sales and use tax receivables	$30	$30
Prepaid expenses	22	22
Restricted cash	21	44
Prepaid incentives	15	20
Available-for-sale securities	6	—
Derivative assets	—	3
Other	13	15

	$107	$134

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

Available-for-sale securities represent shares of common stock of Orbitz Worldwide.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	September 30, 2014			December 31, 2013
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$721	$(525)	$196	$650	$(449)	$201
Computer equipment	292	(168)	124	281	(139)	142
Building and leasehold improvements	20	(9)	11	17	(8)	9
Construction in progress	82	—	82	76	—	76

	$1,115	$(702)	$413	$1,024	$(596)	$428

The Company recorded depreciation expense of $39 million and $30 million during the three months ended September 30, 2014 and 2013, respectively. The Company recorded depreciation expense of $113 million and $91 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had net capital lease assets of $94 million and $104 million, respectively, included within computer equipment.

The amount of interest on capital projects capitalized was $2 million and $2 million for the three months ended September 30, 2014 and 2013, respectively. The amount of interest on capital projects capitalized was $7 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2014 and September 30, 2014 are as follows:

(in $ millions)	January 1, 2014	Additions	Retirements	Foreign Exchange	September 30, 2014
Non-Amortizable Assets:
Goodwill	$986	$14	$—	$—	$1,000
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(610)	(58)	—	—	(668)

Acquired intangible assets, net	519	(58)	—	—	461

Customer loyalty payments	306	86	(52)	(2)	338
Accumulated amortization	(154)	(56)	52	—	(158)

Customer loyalty payments, net	152	30	—	(2)	180

Other intangible assets, net	$671	$(28)	$—	$(2)	$641

The change in the carrying amount of goodwill and intangible assets for the Company between January 1, 2013 and September 30, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	September 30, 2013
Non-Amortizable Assets:
Goodwill	$986	$—	$—	$—	$986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(530)	(61)	—	—	(591)

Acquired intangible assets, net	599	(61)	—	—	538

Customer loyalty payments	274	67	(56)	—	285
Accumulated amortization	(156)	(45)	56	—	(145)

Customer loyalty payments, net	118	22	—	—	140

Other intangible assets, net	$717	$(39)	$—	$—	$678

In May 2014, the Company made an acquisition for $14 million, of which $10 million was paid in cash and $4 million is deferred consideration to be paid upon resolution of certain items. The acquisition resulted in goodwill of $14 million. As of September 30, 2014, the Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities.

The Company paid cash of $66 million and $60 million for customer loyalty payments during the nine months ended September 30, 2014 and 2013, respectively. Further, as of September 30, 2014 and December 31, 2013, the Company had balances payable of $55 million and $35 million, respectively, for customer loyalty payments (see Note 8).

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets (Continued)

Amortization expense for acquired intangible assets, which consists of customer relationships, was $19 million and $21 million for the three months ended September 30, 2014 and 2013, respectively, and $58 million and $61 million for the nine months ended September 30, 2014 and 2013, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $19 million and $16 million for the three months ended September 30, 2014 and 2013, respectively, and $56 million and $45 million for the nine months ended September 30, 2014 and 2013, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.

7. Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	September 30, 2014	December 31, 2013
Deferred financing costs	$37	$40
Supplier prepayments	26	24
Pension assets	13	11
Prepaid incentives	7	22
Derivative assets	—	8
Other	27	34

	$110	$139

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	September 30, 2014	December 31, 2013
Accrued commissions and incentives	$285	$253
Accrued payroll and related	89	80
Deferred revenue	29	30
Customer prepayments	21	44
Income tax payable	18	15
Accrued interest expense	11	73
Derivative contracts	8	1
Pension and post-retirement benefit liabilities	1	1
Accrued sponsor monitoring fee	—	26
Other	24	17

	$486	$540

Included in accrued commissions and incentives are $55 million and $35 million of accrued customer loyalty payments as of September 30, 2014 and December 31, 2013, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Interest rate	Maturity	September 30, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+5%	September 2021	$2,346	$—
Dollar denominated (repaid and/or exchanged in 2014)(2)	L+5%		—	1,525
Revolver borrowings
Dollar denominated	L+5%	September 2019	—	—
Dollar denominated (terminated in 2014)(2)	L+5%		—	—
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan (repaid and/or exchanged in 2014)(3)	L+8%		—	644
Tranche 2 dollar denominated term loan (repaid in 2014)(4)	8 3⁄8%		—	234
Unsecured debt
Senior Notes
Dollar denominated notes (repaid and/or exchanged in 2014)(5)	13 7⁄8%		—	411
Dollar denominated floating rate notes (repaid and/or exchanged in 2014)(6)	L+8 5⁄8%		—	188
Senior Subordinated Notes
Dollar denominated notes (repaid and/or exchanged in 2014)	11 7⁄8%		—	272
Euro denominated notes (repaid and/or exchanged in 2014)	10 7⁄8%		—	192
Capital leases			98	107

Total debt			2,444	3,573
Less: current portion			50	45

Long-term debt			$2,394	$3,528

(1)	Minimum LIBOR floor of 1.00%
(2)	Minimum LIBOR floor of 1.25%
(3)	Minimum LIBOR floor of 1.5%
(4)	Cash interest of 4% and payment-in-kind interest of 4.375%
(5)	Cash interest of 11.375% and payment-in-kind interest of 2.5%
(6)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (Continued)

Debt-for-Equity Exchanges:

During the nine months ended September 30, 2014, the Company effectuated several debt-for-equity exchange transactions, pursuant to which the Company exchanged $571 million of its indebtedness, comprising (i) $154 million of dollar denominated senior subordinated notes, (ii) $159 million (€117 million) of euro denominated senior subordinated notes, (iii) $84 million of dollar denominated fixed rate senior notes, (iv) $83 million of dollar denominated floating rate senior notes, (v) $70 million of dollar denominated term loans under senior secured credit agreement and (vi) $21 million of dollar denominated Tranche 1 term loans under second lien credit agreement, in exchange for 29 million of its common shares. The Company recorded these transactions as extinguishment of debt and recognized a loss of $28 million in its consolidated condensed statements of operations for the nine months ended September 30, 2014.

Debt Repayment from Proceeds of Sale of Shares of Orbitz Worldwide:

In July 2014, the Company repaid $312 million of term loans outstanding under the senior secured credit agreement from the proceeds received from the sale of shares of Orbitz Worldwide. The Company recorded a loss of $5 million for early extinguishment of debt in its consolidated condensed statements of operations for the nine months ended September 30, 2014.

Debt Refinancing:

In September 2014, the Company consummated a refinancing of its remaining debt. As a result of this refinancing, the Company entered into: (i) a new senior secured credit facility comprised of (a) a single tranche of first lien term loans in an aggregate principal amount of $2,375 million maturing in September 2021, issued at a discount of 1.25% and which require quarterly installments payable of 0.25% of the principal amount commencing February 2015, and (b) a revolving credit facility of $100 million (which may be increased in accordance with certain incremental facility provisions set forth therein) maturing in September 2019; and (ii) a senior unsecured bridge loan agreement in an aggregate principal amount of $425 million which was subsequently repaid with proceeds from the IPO. The Company used the net proceeds from these borrowings to repay the balance remaining under the term loans (under the old senior secured credit agreement and second lien credit agreement), senior notes and senior subordinated notes. On September 2, 2014, the Company issued an irrevocable notice of redemption for the outstanding notes and also discharged each of the indentures governing such notes. The Company recorded the debt refinancing transaction as the issuance of new debt and extinguishment of old debt and recognized a loss of $75 million in its consolidated condensed statements of operations for the nine months ended September 30, 2014.

The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 5.00% or base rate (as defined in the agreement) plus 4.00%. The term loans are subject to a LIBOR floor of 1.00% and 2.00% in the case of base rates. The Company expects to pay interest based on LIBOR. The interest rate per annum applicable to the bridge loan was LIBOR plus 5.75%, with a LIBOR floor of 1.00%.

During the nine months ended September 30, 2014, the Company (i) repaid $8 million as its quarterly repayment of term loans, (ii) capitalized $13 million related to payment-in-kind interest into the senior notes and second lien Tranche 2 dollar denominated term loans and (iii) repaid $23 million under its capital lease obligations and entered into $14 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $3 million decrease in the principal amount of euro denominated loans during the nine months ended September 30, 2014.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (Continued)

Revolving Credit Facility and Letters of Credit facility:

Upon completion of the debt refinancing on September 2, 2014, the Company’s $120 million revolving credit facility and $137 million cash collateralized letters of credit facility under the old senior secured credit agreement were terminated. Under the new senior secured credit agreement, the Company has a $100 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of $50 million. The new senior secured credit agreement further permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. The new senior secured credit agreement also includes customary uncommitted incremental facility provisions, including the ability to increase the revolving credit facility by $50 million.

For the period from January 1, 2014 to September 30, 2014, the Company borrowed $75 million under its old revolving credit facility and repaid $75 million. The Company has not drawn on its new revolving credit facility which was entered into on September 2, 2014. However, the Company utilized $16 million of its revolving credit facility for the issuance of letters of credit. As of September 30, 2014, the Company had no outstanding balance due under its revolving credit facility, $16 million of letters of credit issued and $84 million of remaining credit capacity under the new revolving credit facility. Further, as of September 30, 2014, the Company also had $48 million of cash collateralized letters of credit issued and outstanding, against which the Company provided $50 million as cash collateral.

As of September 30, 2014 the Company was in compliance with all debt covenants.

10. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2014, there was no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology except as set out below.

In June 2014, the Company ceased hedge accounting for its interest rate cap derivative instruments. With the exchange of its common shares for the Company’s term loans in July 2014, which reduced the principal amount of debt being hedged to under 100% of the notional amount of interest rate cap contracts and the Company’s refinancing of its capital structure in September 2014, the Company determined that the hedge effectiveness could no longer be achieved. Further, the underlying future interest cash outflows hedged were considered as not probable of occurring, resulting in the Company realizing losses of $8 million accumulated within other comprehensive income (loss) and recognizing it within its consolidated condensed statements of operations. In August 2014, the Company terminated the interest rate cap derivative contracts and realized $3 million.

As of September 30, 2014, the Company had a net liability position of $9 million related to derivative financial instruments associated with its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

(in $ millions)	Balance Sheet Location	Fair Value Asset		Balance Sheet Location	Fair Value (Liability)
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate caps	Other non-current assets	$—	$8	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	3	Accrued expenses and other current liabilities	(8)	(1)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(1)	—

Total fair value of derivative assets (liabilities)		$—	$11		$(9)	$(1)

As of September 30, 2014, the notional amounts of foreign currency forward contracts were $233 million. These derivative contracts cover transactions for periods that do not exceed two years.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the nine months ended September 30, 2014.

(in $ millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net derivative asset as of January 1	$10	$11
Total loss for the period included in net loss	(9)	(7)
Total loss for period accounted through other comprehensive income (loss)	(4)	(2)
Premium paid for interest rate cap derivative contracts	—	12
(Proceeds from) payments on settlement of derivative contracts	(6)	5
Termination of foreign exchange derivative contracts (settlement pending)	—	(4)

Net derivative (liability) asset as of September 30	$(9)	$15

During the nine months ended September 30, 2014, the Company received $3 million in relation to certain foreign exchange derivative contracts which were terminated in 2013 and included in other current assets as of December 31, 2013. During the nine months ended September 30, 2013, the Company paid $7 million in relation to certain foreign exchange derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as of December 31, 2012.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 6% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2014.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (Continued)

The table below presents the impact of changes in fair values of derivatives on accumulated other comprehensive income (loss) and on net income (loss) during the three and nine months ended September 30, 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Location of Gain (Loss) Recorded in Income (Loss)	Amount of Gain (Loss) Recorded in Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2014	2013	2014	2013		2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate caps	$—	$(2)	$4	$(2)	Interest expense, net	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	N/A	N/A	N/A	N/A	Interest expense, net	(1)	—	(9)	—
Interest rate swaps	N/A	N/A	N/A	N/A	Interest expense, net	—	—	—	(3)
Foreign currency contracts	N/A	N/A	N/A	N/A	Selling, general and administrative	(9)	7	(7)	(4)

						$(10)	$7	$(16)	$(7)

The table above includes unrealized loss on foreign currency derivative contracts of $11 million and $9 million for the three and nine months ended September 30, 2014, respectively.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.

The fair values of the Company’s other financial instruments are as follows:

	Fair Value Hierarchy	September 30, 2014		December 31, 2013
(in $ millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Available-for-sale securities	Level 1	$6	$6	$—	$—
Equity method investments	Level 1	—	—	19	349
Derivative assets	Level 2	—	—	11	11
Derivative liabilities	Level 2	(9)	(9)	(1)	(1)
Total debt	Level 2	(2,444)	(2,475)	(3,573)	(3,693)

The fair value of the Company’s investment in Orbitz Worldwide, included within available-for-sale securities and equity method investments, is categorized within Level 1 of the fair value hierarchy and has been determined based on quoted prices in active markets.

The fair value of the Company’s total debt has been determined by calculating the fair value of term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2014, the Company had approximately $97 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $45 million relates to the twelve months ending September 30, 2015. These purchase obligations extend through 2017.

Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on the Company’s results of operations or cash flows in a particular reporting period.

Standard Guarantees/Indemnification

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Equity

Issuance of Common Shares in IPO

In September 2014, the Company issued 30 million common shares with par value of $0.0025 per share, at a price of $16.00 per share, generating $445 million of net proceeds after deducting underwriting discounts and commissions, and offering expenses. The par value of the shares has been recorded within common shares and the excess of proceeds over the par value of shares has been recorded within additional paid-in-capital on the Company’s consolidated condensed balance sheets as of September 30, 2014.

Issuance of Common Shares in Exchange for Debt

During the nine months ended September 30, 2014, the Company exchanged $167 million of its senior notes, $313 million of its senior subordinated notes, $70 million of its term loans under old senior secured credit agreement and $21 million of Tranche 1 term loans under second lien credit agreement for an aggregate of 29 million of its common shares. The Company has recorded the issuance of the shares at fair value of $584 million and recognized a loss of $28 million (which includes $12 million of costs incurred) resulting from extinguishment of debt in its consolidated condensed statement of operations.

Purchase of Non-Controlling Interest in a Subsidiary

In June 2014, the Company acquired an additional 16% of equity from the non-controlling shareholders of its majority-owned subsidiary, eNett International (Jersey) Limited (“eNett”), for a total consideration of $65 million thereby increasing its ownership in eNett from 57% to 73%. The excess of consideration paid by the Company of $65 million over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated condensed balance sheets and the cash payment has been presented as a financing activity in the Company’s consolidated condensed statements of cash flow.

13. Equity-Based Compensation

The Company has the following equity-based long-term incentive programs, under which time-based restricted share units (“TRSUs”), performance-based restricted share units (“PRSUs”) performance share units (“PSUs”), and/or stock options of the Company have been granted or authorized for grant to the key employees and directors of the Company.

•	2011 Equity Plan (all of the outstanding TRSUs vested on January 1, 2014)

•	2013 Equity Plan

•	2014 Omnibus Incentive Plan (“2014 Omnibus Plan”)

•	2014 Employee Stock Purchase Plan (“2014 ESPP”)

In May 2014, the Company communicated performance targets for the PRSUs and stock options granted under the 2013 Equity Plan. Also in May 2014, the Company made a grant of TRSUs to certain employees. Consequently, 1.9 million of RSUs and 160,000 of stock options were considered as granted for accounting purposes. The restricted stock units (“RSUs”) and stock options vest in April 2015 and April 2016, respectively, if the performance conditions are met and the participants remain in employment until then.

On August 4, 2014, the Company’s Board of Directors adopted the Travelport Worldwide Limited 2014 Omnibus Plan, which permits the grant of cash and stock-based incentive awards. The aggregate number of

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

common shares that may be issued or used for reference purposes or with respect to which awards may be granted under the 2014 Omnibus Plan shall not exceed 6 million shares. The Company’s employees and the members of its Board of Directors are eligible to receive awards under the 2014 Omnibus Plan. On September 25, 2014, the Company authorized for grant 733,605 PSUs, 513,187 TRSUs and 916,996 stock options.

In September 2014, upon the consummation of the IPO and under the terms of 2013 Equity Plan, the unvested 2.4 million TRSUs vested immediately, which resulted in additional recognition of compensation cost of approximately $9 million.

On September 5, 2014, the Company’s Board of Directors also adopted the Travelport Worldwide Limited 2014 ESPP which is intended to provide employees of the Company with an opportunity to acquire a proprietary interest in the Company through the purchase of common shares at a discount of up to 15% of the market price of the share. Under the 2014 ESPP, 2.4 million common shares have been reserved as authorized for issuance under the 2014 ESPP, none of which have been issued as of September 30, 2014.

The activity of the Company’s RSUs and stock options for the nine months ended September 30, 2014 is presented below:

	Restricted Share Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Balance as of January 1, 2014	3,344,000	$4.88	160,000	$1.50
Granted at fair market value	1,912,000	$19.50	160,000	$13.63
Vesting of restricted share units	(3,066,827)	$4.82	—	—
Forfeited/cancelled	(303,068)	$5.26	—	—
Tax withholding for equity awards(1)	—	—	—	—

Balance as of September 30, 2014	1,886,105	$19.69	320,000	$7.63

(1)	The Company withheld shares in connection with employee taxable income created upon issuance of shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

The fair values of employee options granted in June 2014 has been estimated as of the date of grant using the following weighted-average assumptions:

June 2014
Fair value of common share	$20
Expected term from grant date (in years)	3
Risk free interest rate	0.80%
Expected volatility	60%
Dividend yield	0%

13. Equity-Based Compensation (Continued)

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Equity-Based Compensation (Continued)

The weighted-average exercise price of options granted was $9.38 per option, with the remaining weighted average expected term as of September 30, 2014 of 2.75 years. None of the stock options have vested or have become exercisable as of September 30, 2014.

Compensation expense for the nine months ended September 30, 2014 and 2013 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of $30 million and $3 million, respectively, which was offset by a decrease of approximately $23 million and $0, respectively, due to tax withholding for equity awards as the payment of the taxes is effectively a repurchase of previously granted equity awards. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of September 30, 2014 will be approximately $23 million based on the fair value of the RSUs and the stock options on the grant date.

14. Earnings Per Share

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per shares:

(in $ million, except for share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator – Basic and Diluted EPS:
Net income (loss) attributable to the Company	$154	$(27)	$129	$(156)

Denominator – Basic EPS:
Weighted average common shares outstanding	88,254,078	60,513,727	73,701,371	40,366,596

Income (loss) per share	$1.75	$(0.45)	$1.75	$(3.87)

Denominator – Diluted EPS:
Number of shares used for Basic EPS	88,254,078	60,513,727	73,701,371	40,366,596
Weighted average effect of dilutive securities
RSUs	2,119,936	—	2,327,658	—
Stock Options	90,637	—	44,352	—

Weighted average common shares outstanding	90,464,651	60,513,727	76,073,381	40,366,596

Income (loss) per share	$1.71	$(0.45)	$1.70	$(3.87)

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period. For each of the three and nine months ended September 30, 2013, the Company has excluded 3.5 million of common share equivalents, primarily associated with the Company’s RSUs and stock options as their inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share for three and nine months ended September 30, 2013 are equal for each period.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Subsequent Events

On November 4, 2014, Travelport’s Board of Directors declared a cash dividend of $0.075 per common share for the third quarter of 2014. The dividend will be payable on December 18, 2014 to shareholders of record on December 4, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2014 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $7 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. We processed over $85 billion of travel spending in 2013. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.

We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the year ended December 31, 2013, Air, Beyond Air and Technology Services represented 76%, 18% and 6%, respectively, of our net revenue.

Travel Commerce Platform

Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.

Air

We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 85 Low Cost Carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as Air Asia, easyJet, Ryanair and Spirit Airlines into our Travel Commerce Platform.

Beyond Air

We have expanded our Travel Commerce Platform with a fast growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, payment solutions, advertising and other platform services.

For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators. Based on our estimates we offer the largest inventory of hotel properties on any travel platform in the world via our innovative distribution and merchandising solutions for both chain and independent hotels.

We are an early adopter in automated B2B payments, which we believe are redefining payments between travel agencies to travel providers. eNett’s core offering is a Virtual Account Number (“VAN”) payment solution that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry. eNett was formed in 2009 and its net revenue has grown from $2 million in 2011 to $19 million in 2012 to $45 million in 2013. As of September 30, 2014, eNett had 439 customers, which represents a 135% increase since January 1, 2014.

In addition to hospitality and payments, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.

Technology Services

We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host and manage reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”), and in May 2014, we signed a new long-term agreement to continue to run the system infrastructure for the Delta platform in our Atlanta data center. In addition, we own 51% of IGT Solutions Private Ltd, an application development services provider based in New Delhi, India that is used for both internal and external software development.

Management Performance Metrics

Our management team monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of changes in both Reported Segments and RevPas. Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, advertising and other platform services. Reported Segments means travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use other GAAP and non-GAAP measures as performance metrics.

The table below sets out our performance metrics:

(in $ millions, except share data, Reported Segments and RevPas)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013		%	2014	2013		%
Net revenue	529	511	18	3	1,652	1,596	56	3
Operating income	21	57	(36)	(63)	156	182	(26)	(14)
Net income (loss)	155	(27)	182	*	133	(154)	287	*
Income (loss) per share – diluted (in $)	1.71	(0.45)	2.16	*	1.70	(3.87)	5.57	*
Adjusted EBITDA(1)	133	128	5	4	430	408	22	5
Adjusted Net Loss(2)	(3)	(8)	5	63	(9)	(23)	14	60
Adjusted Loss per Share – diluted(3) (in $)	(0.03)	(0.12)	0.09	75	(0.12)	(0.55)	0.43	79
Net cash (used in) provided by operating activities	(53)	55	(108)	*	(11)	67	(78)	*
Adjusted Free Cash Flow(4)	(62)	24	86	*	(80)	22	(102)	*
Reported Segments	88	86	2	2	275	270	5	2
Travel Commerce Platform RevPas	$5.67	$5.60	$0.07	1	$5.68	$5.57	$0.11	2

*	not meaningful

(1)	Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest, and income taxes.
(2)

Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that are excluded under our debt covenants, such as gain on sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as foreign currency gains (losses) on euro denominated debt, and earnings hedges along with any income tax related to these exclusions.
(3)	Adjusted Income (Loss) per Share – diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.
(4)	Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions including capital lease repayments (“Capital Expenditure”).

Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income (loss), as determined under US GAAP. In addition, Adjusted Net Income (Loss) and Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Adjusted Net Income (Loss) and Adjusted EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We have included Adjusted Net Income (Loss) and Adjusted EBITDA as they are primary metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. They are also used by the Board of Directors to determine incentive compensation for future periods.

The following table provides a reconciliation of net income (loss) to Adjusted Net Loss and to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2014	2013	2014	2013
Net income (loss)	$155	$(27)	$133	$(154)
Adjustments:
Amortization of intangible assets(1)	19	21	58	61
Loss on early extinguishment of debt	94	—	108	49
Share of (earnings) losses in equity method investments	(2)	(6)	1	(8)
Gain on sale of shares of Orbitz Worldwide	(304)	—	(356)	—
Equity-based compensation and related taxes	24	2	33	4
Corporate and restructuring costs(2)	4	—	10	4
Litigation and related costs(3)	—	—	—	12
Other—non cash(4)	7	2	4	9

Adjusted Net Loss	(3)	(8)	(9)	(23)
Adjustments:
Depreciation and amortization of property and equipment	39	30	113	91
Amortization of customer loyalty payments	19	16	56	45
Interest expense, net	67	83	237	271
Provision for income taxes	11	7	33	24

Adjusted EBITDA	$133	$128	$430	$408

(1)	Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.
(2)	Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.
(3)	Litigation and related costs relate to the American Airlines and bondholders litigation costs, each of which were settled in 2013.
(4)	Other—non cash primarily includes unrealized losses on foreign currency exchange derivatives and revaluation losses of our euro denominated debt of $7 and $2 million for the three months ended September 30, 2014 and 2013, respectively, and $6 million and $8 million for the nine months ended September 30, 2014 and 2013, respectively.

We have included Adjusted Income (Loss) per Share as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, which we believe are ongoing cost of doing business, as well as other items which are not allocated to the operating businesses such as interest expense and related taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share has similar limitations as Adjusted EBITDA and Adjusted Net Income (Loss) and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income / (loss) and net income / (loss) per share for the period. Therefore, we think it is important to evaluate these measures along with our consolidated statements of operations.

For a discussion of Adjusted Free Cash Flow please see “Liquidity and Capital Resources – Cash Flows”.

Factors Affecting Results of Operations

Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in $ millions)	2014	2013
Asia Pacific	19%	19%
Europe	31%	31%
Latin America and Canada	4%	4%
Middle East and Africa	14%	14%

International	68%	68%
United States	32%	32%

Travel Commerce Platform	100%	100%

We expect some of the regions in which we currently operate, such as Asia Pacific, Latin America and the Middle East, to experience growth in travel that is greater than the global average due to factors such as economic growth and a growing middle class, while more mature regions, such as the United States, remain stable. As these emerging travel regions may grow at a higher rate than mature regions, the geographic distribution of our revenue may similarly shift.

Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 85 LCCs. In addition, we serve numerous Beyond Air travel providers, including over 600,000 hotel properties (of which over 500,000 are independent hotel properties), approximately 35,000 car rental locations and 55 cruise-line and tour operators. We aggregate travel content across approximately 67,000 travel agency locations representing 234,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the nine months ended September 30, 2014.

Renegotiated Legacy Contracts: Orbitz Worldwide is currently the largest travel agency on our Travel Commerce Platform and accounted for 7% of our net revenue for the nine months ended September 30, 2014. In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide will use our services in the United States and other countries. Under the new agreement, which replaced our existing agreement with Orbitz Worldwide, we will pay incremental benefits in 2014 and further increased fees in later years for each air, car and hotel segment. In addition, Orbitz Worldwide will receive wider flexibility to use traditional GDS providers for services beginning in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met. Due to the increase in payments payable to Orbitz Worldwide under the new agreement, we expect a negative impact on our 2014 cash flow and no impact to our 2014 Adjusted EBITDA. From 2015 onwards, the combination of increased payments and greater flexibility for Orbitz Worldwide will likely have a greater negative effect on both our earnings and cash flow.

In May 2014, we restructured and extended our Technology Services relationship with Delta. Delta reacquired the data and intellectual property rights central to its passenger service and flight operations systems. We continue to run the systems infrastructure and hosting for the Delta platform in our Atlanta data center on our hardware and with our systems monitoring and support. Effective July 1, 2014, we transitioned approximately 178 employees to Delta, and we estimate there will be a minor impact to our revenue, costs and Adjusted EBITDA in future.

Seasonality: Our revenue can experience seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue typically peaks during these times as travelers plan and purchase their upcoming spring and summer travel.

Foreign Exchange Fluctuations: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in US dollars, a portion of our operating cost base, primarily commissions, is transacted in non-US dollar currencies (principally, the British pound, Euro and Australian dollar).

Litigation and Related Costs: We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters, and for costs of defending against such matters. However, litigation is inherently unpredictable and although we believe that our accruals are adequate and we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Net revenue	$529	$511	$18	3

Costs and expenses
Cost of revenue	320	313	7	2
Selling, general and administrative	130	90	40	42
Depreciation and amortization	58	51	7	13

Total costs and expenses	508	454	54	11

Operating income	21	57	(36)	(63)
Interest expense, net	(67)	(83)	16	19
Loss on early extinguishment of debt	(94)	—	(94)	*
Gain on sale of shares of Orbitz Worldwide	304	—	304	*

Income (loss) before income taxes and share of earnings in equity method investments	164	(26)	190	*
Provision for income taxes	(11)	(7)	(4)	(80)
Share of earnings in equity method investments	2	6	(4)	(67)

Net income (loss)	$155	$(27)	$182	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Air	$390	$387	$3	1
Beyond Air	111	96	15	14

Travel Commerce Platform	501	483	18	4
Technology Services	28	28	—	(2)

Net Revenue	$529	$511	$18	3

During the three months ended September 30, 2014, Net revenue increased by $18 million, or 3%, compared to the three months ended September 30, 2013. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $18 million, or 4%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Three Months Ended September 30,		Change
	2014	2013		%
Travel Commerce Platform RevPas (in $)	$5.67	$5.60	$0.07	1
Reported Segments (in millions)	88	86	2	2

The increase in Travel Commerce Platform revenue of $18 million, or 4%, was due to a $3 million, or 1%, increase in Air revenue and a $15 million, or 14%, increase in Beyond Air revenue. Overall, there was a 1% increase in Travel Commerce Platform RevPas and a 2% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform increased to $22.8 billion for the three months ended September 30, 2014 from $21.7 billion for the three months ended September 30, 2013. Our airline tickets sold remained flat at 30 million, and our percentage of Air segment revenue from away bookings remained flat at 61%. We increased our hospitality segments per 100 airline tickets issued to 45 from 42, our car rental days sold to 23 million from 21 million and our hotel room nights sold remained flat at 16 million.

The table below sets forth Travel Commerce Platform revenue by region:

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	$103	$94	$9	9
Europe	143	140	3	2
Latin America and Canada	23	22	1	3
Middle East and Africa	69	69	—	—

International	338	325	13	4
United States	163	158	5	4

Travel Commerce Platform	$501	$483	$18	4

The table below sets forth Reported Segments and RevPas by region:

	Segments (in millions)				RevPas (in $)
	Three Months Ended September 30,		Change		Three Months Ended September, 30		Change
	2014	2013		%	2014	2013	$	%
Asia Pacific	14	14	—	5	$6.87	$6.62	$0.25	4
Europe	20	19	1	—	7.20	7.02	0.18	3
Latin America and Canada	4	4	—	8	5.71	6.02	(0.31)	(5)
Middle East and Africa	10	10	—	(1)	7.27	7.18	0.09	1

International	48	47	1	2	6.99	6.86	0.13	2
United States	40	39	1	3	4.08	4.06	0.02	—

Travel Commerce Platform	88	86	2	2	$5.67	$5.60	$0.07	1

International

Our International Travel Commerce Platform revenue increased $13 million, or 4%, due to a 2% increase in RevPas and 2% increase in Reported Segments. The RevPas increase across the regions was a result of growth in our Beyond Air offerings including growth in payment solutions, hospitality and advertising. Our International Travel Commerce Platform revenue as a percentage of Total Commerce Platform revenue remained flat at 67% for both of the three months ended September 30, 2014 and 2013.

Asia Pacific

Revenue in Asia Pacific increased $9 million, or 9%, due to a 4% increase in RevPas and a 5% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air, including increased revenue from other platform services.

Europe

Revenue in Europe increased $3 million, or 2%, primarily due to a 3% increase in RevPas. RevPas increased due to Beyond Air growth, including increased revenue from eNett.

Latin America and Canada

Revenue in Latin America and Canada increased by $1 million, or 3%, due to an 8% increase in Reported Segments offset by a 5% decrease in RevPas. Reported Segments increased primarily due to strong growth in Canada.

Middle East and Africa

Revenue in the Middle East and Africa remained flat with a 1% increase in RevPas offset by a 1% decrease in Reported Segments.

United States

Revenue in the United States increased $5 million, or 4%, primarily due to a 3% increase in Reported Segments.

Technology Services

Technology Services revenue remained flat.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Commissions	$249	$243	$6	3
Technology costs	71	70	1	4

Cost of revenue	$320	$313	$7	2

Cost of revenue increased by $7 million, or 2%, primarily as a result of a $6 million, or 3%, increase in commission costs. Commissions paid to travel agencies increased due to a 2% increase in Reported Segments and incremental commission costs from our payment processing business, offset by a 1% decrease in travel distribution cost per segment. Commissions included amortization of customer loyalty payments of $19 million and $16 million for the three months ended September 30, 2014 and 2013, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $1 million, or 4%.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Workforce	$76	$72	$4	6
Non-workforce	19	14	5	36

Sub-total	95	86	9	9
Non-core corporate costs	35	4	31	*

SG&A	$130	$90	$40	42

*	Not meaningful

SG&A expenses increased by $40 million, or 42%, during the three months ended September 30, 2014 compared to September 30, 2013. SG&A expenses include $35 million and $4 million of charges for the three months ended September 30, 2014 and 2013, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased by $9 million, or 9%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $4 million, or 6%, primarily as a result of increased headcount and merit increases awarded to staff in 2014. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $5 million, or 36%, primarily due to unfavorable foreign exchange movements and incremental marketing and administration costs incurred in growing our Beyond Air business.

Non-core corporate costs of $35 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The increase of $31 million is primarily due to a $22 million increase in our equity-based compensation and related costs on account of RSUs granted in the second quarter of 2014 and accelerated vesting of our time-based RSUs, $5 million higher unrealized foreign exchange losses on euro denominated debt and derivatives and $4 million of higher corporate and restructuring costs.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Depreciation on property and equipment	$39	$30	$9	24
Amortization of acquired intangible assets	19	21	(2)	(4)

Total depreciation and amortization	$58	$51	$7	13

Total depreciation and amortization increased by $7 million, or 13%. Depreciation on property and equipment increased $9 million, or 24%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $2 million, or 4%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net

Interest expense, net, decreased by $16 million, or 19%, due to (i) a decrease in debt during 2014 as a result of debt-for-equity exchanges in each of the fiscal quarters of 2014 and (ii) debt repayments and debt refinancing during the three months ended September 30, 2014.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2014, we (i) exchanged $107 million of our senior notes, $57 million of our senior subordinated notes and $91 million of term loans under our credit agreements for our common shares, (ii) repaid $312 million of term loans with the proceeds of the sale of shares of Orbitz Worldwide and (iii) refinanced all of our remaining term loans and notes with a new senior secured credit agreement, repaying all of our then existing indebtedness, excluding capital leases. These transactions were accounted for as an extinguishment of debt resulting in loss on early extinguishment of $94 million.

Gain on Sale of Shares of Orbitz Worldwide

During the three months ended September 30, 2014, we sold 39 million shares of common stock of Orbitz Worldwide in an underwritten public offering for net proceeds of $312 million and recognized a gain of $304 million. Following this sale, we own less than 1% of the outstanding shares of common stock of Orbitz Worldwide and no longer account our investment in Orbitz Worldwide as equity method investment.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.

Share of Earnings in Equity Method Investments

Our share of earnings in equity method investments was primarily from Orbitz Worldwide and was $2 million and $6 million for the three months ended September 30, 2014 and 2013, respectively. In July 2014, we sold substantially all of our remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our outstanding first lien term loans. Consequently, we discontinued equity method of accounting for our investment in Orbitz Worldwide. For the three months ended September 30, 2013, these earnings reflect approximately 45% of our ownership interest in Orbitz Worldwide.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Net revenue	$1,652	$1,596	$56	3

Costs and expenses
Cost of revenue	1,010	972	38	4
Selling, general and administrative	315	290	25	9
Depreciation and amortization	171	152	19	12

Total costs and expenses	1,496	1,414	82	6

Operating income	156	182	(26)	(14)
Interest expense, net	(237)	(271)	34	13
Loss on early extinguishment of debt	(108)	(49)	(59)	*
Gain on sale of shares of Orbitz Worldwide	356	—	356	*

Income (loss) before income taxes and share of (losses) earnings in equity method investments	167	(138)	305	*
Provision for income taxes	(33)	(24)	(9)	(41)
Share of (losses) earnings in equity method investments	(1)	8	(9)	*

Net income (loss)	$133	$(154)	$287	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Air	$1,245	$1,225	$20	2
Beyond Air	316	282	34	12

Travel Commerce Platform	1,561	1,507	54	4
Technology Services	91	89	2	1

Net Revenue	$1,652	$1,596	$56	3

During the nine months ended September 30, 2014, Net revenue increased by $56 million, or 3%, compared to the nine months ended September 30, 2013. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $54 million, or 4%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Travel Commerce Platform RevPas (in $)	$5.68	$5.57	$0.11	2
Reported Segments (in millions)	275	270	5	2

The increase in Travel Commerce Platform revenue of $54 million, or 4%, was due to a $20 million, or 2%, increase in our Air revenue and a $34 million, or 12%, increase in our Beyond Air revenue. Overall, there was a 2% increase in Travel Commerce Platform RevPas and a 2% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform increased to $69.4 billion for the nine months ended September 30, 2014 from $67.2 billion for the nine months ended September 30, 2013. We increased our airline tickets sold to 94 million from 93 million and our percentage of Air segment revenue from away bookings increased to 63% from 62%. We increased our hospitality segments per 100 airline tickets issued to 42 from 40, our hotel room nights sold to 47 million from 46 million, and our car rental days sold to 64 million from 58 million.

The table below sets forth Travel Commerce Platform revenue by region:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	$304	$284	$20	7
Europe	476	454	22	5
Latin America and Canada	68	66	2	2
Middle East and Africa	216	213	3	1

International	1,064	1,017	47	5
United States	497	490	7	1

Travel Commerce Platform	$1,561	$1,507	$54	4

The table below sets forth Reported Segments and RevPas by region:

	Segments (in millions)				RevPas (in $)
	Nine Months Ended September 30,		Change		Nine Months Ended September, 30		Change
	2014	2013		%	2014	2013	$	%
Asia Pacific	44	43	1	2	$6.88	$6.57	$0.31	5
Europe	67	65	2	2	7.09	6.92	0.17	3
Latin America and Canada	12	11	1	3	5.80	5.87	(0.07)	(1)
Middle East and Africa	30	30	—	—	7.23	7.14	0.09	1

International	153	149	4	2	6.96	6.78	0.18	3
United States	122	121	1	1	4.07	4.06	0.01	—

Travel Commerce Platform	275	270	5	2	$5.68	$5.57	$0.11	2

International

Our International Travel Commerce Platform revenue increased $47 million, or 5%, due to a 3% increase in RevPas and 2% increase in Reported Segments. The RevPas increase across the regions was a result of growing our Beyond Air offerings including growth in payment solutions, hospitality and advertising. Our International Travel commerce Platform revenue as a percentage of Total Commerce Platform revenue was 68% for both of the nine months ended September 30, 2013 and 2014.

Asia Pacific

Revenue in Asia Pacific increased $20 million, or 7%, due to a 5% increase in RevPas and a 2% increase in Reported Segments. RevPas increased due to growth in Air and Beyond Air revenue, including increased revenue from other platform services.

Europe

Revenue in Europe increased $22 million, or 5%, due to a 3% increase in RevPas and a 2% increase in Reported Segments. Reported Segments increased primarily due to strong growth in Russia, the United Kingdom, Italy and Greece offset by a decline in France. RevPas increased due to Beyond Air growth, including increased revenue from eNett.

Latin America and Canada

Revenue in Latin America and Canada increased $2 million, or 2%, due to a 3% increase in Reported Segments offset by a 1% decrease in RevPas. Reported Segment growth was due to strong growth in Canada.

Middle East and Africa

Revenue in the Middle East and Africa increased $3 million, or 1%, due to a 1% increase in RevPas as a result of increase in Air revenue.

United States

Revenue in the United States increased $7 million, or 1% primarily due to a 1% increase in Reported Segments.

Technology Services

Technology Services revenue increased by $2 million, or 1%, primarily due to increase hosting revenue.

Cost of Revenue

Cost of revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Commissions	$784	$750	$34	4
Technology costs	226	222	4	2

Cost of revenue	$1,010	$972	$38	4

Cost of revenue increased by $38 million, or 4%, primarily as a result of a $34 million, or 4%, increase in commission costs. Commissions paid to travel agencies increased due to a 2% increase in travel distribution cost per segment, a 2% increase in Reported Segments and incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of $56 million and $45 million for the nine months ended September 30, 2014 and 2013, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $4 million, or 2%.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Workforce	$224	$215	$9	4
Non-workforce	44	46	(2)	(3)

Sub-total	268	261	7	3
Non-core corporate costs	47	29	18	61

SG&A	$315	$290	$25	9

SG&A expenses increased by $25 million, or 9%, during the nine months ended September 30, 2014 compared to September 30, 2013. SG&A expenses include $47 million and $29 million of charges for the nine months ended September 30, 2014 and 2013, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased by $7 million, or 3%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $9 million, or 4%, primarily as a result of increased headcount and merit increases awarded to staff in 2013. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $2 million, or 3%, primarily due to favorable foreign exchange movement.

Non-core corporate costs of $47 million and $29 million for the nine months ended September 30, 2014 and 2013, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The increase of $18 million is primarily due to a $29 million increase in our equity-based compensation and related costs on account of RSUs granted in the second quarter of 2014 and accelerated vesting of our time-based RSUs and a $6 million increase in corporate and restructuring costs, partially offset by $12 million reduction in legal and related costs.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$	%
Depreciation on property and equipment	$113	$91	$22	23
Amortization of acquired intangible assets	58	61	(3)	(5)

Total depreciation and amortization	$171	$152	$19	12

Total depreciation and amortization increased by $19 million, or 12%. Depreciation on property and equipment increased $22 million, or 23%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $3 million, or 5%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net

Interest expense, net, decreased by $34 million, or 13%, due to (i) a decrease in debt during 2014 on account of debt-for-equity exchanges in each of the fiscal quarters of 2014 and (ii) debt repayments and debt refinancing during the three months ended September 30, 2014.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2014, we (i) exchanged $167 million of our senior notes, $313 million of our senior subordinated notes and $91 million of our term loans under our credit agreements for our common shares, (ii) repaid $312 million of term loans from the proceeds of the sale of shares of Orbitz Worldwide and (iii) refinanced all of our remaining term loans and notes under a new senior secured credit agreement, repaying all of our then existing indebtedness, excluding capital leases. These transactions were accounted for as an extinguishment of debt resulting in a loss on early extinguishment of $108 million.

During the nine months ended September 30, 2013, we amended our senior secured credit agreement, repaid dollar denominated term loans under senior secured credit agreement and refinanced senior notes resulting in $49 million loss on early extinguishment of debt, which was comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Gain on Sale of Shares of Orbitz Worldwide

During the nine months ended September 30, 2014, we sold 48 million shares of common stock of Orbitz Worldwide in underwritten public offerings for net proceeds of $366 million and recognized a gain of $356 million. We own less than 1% of the outstanding shares of common stock of Orbitz Worldwide from July 2014 and no longer account our investment in Orbitz Worldwide as equity method investment.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.

Share of (Losses) Earnings in Equity Method Investments

Our share of losses in equity method investments was primarily from Orbitz Worldwide and was $1 million for the period from January 1, 2014 to July 22, 2014 compared to earnings of $8 million for the nine months ended September 30, 2013. During the period ended July 22, 2014, these earnings reflect approximately 44% of ownership interest until May 2014 (following our sale of 8.6 million shares of Orbitz Worldwide’s common stock) and approximately 36% of ownership interest from May 2014 until July 22, 2014 when we sold substantially all of the remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our outstanding first lien term loans. Consequently, we discontinued equity method of accounting since July 22, 2014. For the nine months ended September 30, 2013, these earnings reflect approximately 45% of our ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of September 30, 2014, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:

(in $ millions)	September 30, 2014
Cash and cash equivalents	$125
Cash held as collateral	50
Revolver availability	84

With the cash and cash equivalents on our consolidated condensed balance sheets, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.

Working Capital

Our cash flows from operations are significantly impacted by revenue derived from, and commissions paid to, travel providers and travel agencies. The end of period balance sheet items related to this activity is referred to as “Trading Working Capital” and consists of accounts receivables and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions. We view Trading Working Capital as a key liquidity measure to understanding our cash sources and uses from operations.

The table below sets out our Trading Working Capital as of September 30, 2014 and December 31, 2013, which is then reconciled to our Working Capital:

	Asset (Liability)
(in $ millions)	September 30, 2014	December 31, 2013	Change
Accounts Receivable, net	$227	$177	$50
Accrued commissions and incentives	(285)	(253)	(32)
Deferred revenue and prepaid incentives, net	(14)	(10)	(4)

Trading Working Capital	(72)	(86)	14
Cash and cash equivalents	125	154	(29)
Accounts payable and employee related	(150)	(152)	2
Accrued interest	(11)	(73)	62
Current portion of long-term debt	(50)	(45)	(5)
Taxes	(11)	(8)	(3)
Other assets (liabilities), net	8	(5)	13

Working Capital	$(161)	$(215)	$54

Consolidated Balance Sheets:
Total current assets	$460	$466
Total current liabilities	(621)	(681)

Working Capital	$(161)	$(215)

As of September 30, 2014, we had a Working Capital net liability of $161 million, compared to $215 million as of December 31, 2013, a decrease of $54 million. The $54 million decrease in net liability is primarily due to a $62 million increase in accrued interest, a $14 million increase in Trading Working Capital net liability, as described below, and a $29 million decrease in cash and cash equivalents as discussed in “Cash Flows.”

As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase. The fluctuations in these balances are the primary contributors to the changes to our Trading Working Capital. As of September 30, 2014 and December 31, 2013, our Trading Working Capital as a percentage of net revenue earned during the last twelve months was (3)% and (4)%, respectively.

The table below sets out information on our accounts receivable:

	September 30, 2014	December 31, 2013	Change
Accounts receivable, net (in $ millions)	227	177	50
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	38	—

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the nine months ended September 30, 2014, Air revenue accounted for approximately 75% of our revenue, however, only 54% of our outstanding receivables related to customers using ACH as of September 30, 2014. The ACH receivables are collected on average in 30 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period was 38 DSO for total accounts receivable, net, for September 30, 2014, and December 31, 2013. We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis.

Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $50 million from December 31, 2013 to September 30,

2014, and our accrued commissions and incentives increased by $32 million from December 31, 2013 to September 30, 2014, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.

Cash Flows

The following table summarizes the changes to our cash flows (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change
(in $ millions)	2014	2013	$
Cash (used in) provided by:
Operating activities	$(11)	$67	$(78)
Investing activities	263	(82)	345
Financing activities	(280)	65	(345)
Effect of exchange rate changes	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	$(29)	$50	$(79)

We believe our important measures of liquidity are Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. These measures are useful indicators of our ability to generate cash to meet our liquidity demands. We believe these measures provide investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. We define Unlevered Adjusted Free Cash Flow as Adjusted Free Cash Flow excluding the impact of interest payments. We believe these measures give management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions, cash paid for other adjusting items are unrelated to the underlying business and our Capital Expenditures are primarily related to the development of our operating platforms.

Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of net cash provided by (used in) operating activities to Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by (used in) operating activities:

	Nine Months Ended, September 30
(in $ millions)	2014	2013
Adjusted EBITDA	$430	$408
Interest payments	(263)	(186)
Tax payments	(19)	(20)
Customer loyalty payments	(66)	(60)
Changes in Trading Working Capital	(34)	(18)
Changes in accounts payable and employee related	(19)	(5)
Pensions liability contribution	(5)	—
Changes in other assets and liabilities	2	(7)
Other adjusting items(1)	(37)	(45)

Net cash (used in) provided by operating activities	(11)	67
Add: other adjusting items(1)	37	45
Less: capital expenditures on property and equipment additions	(83)	(76)
Less: repayment of capital lease obligations	(23)	(14)

Adjusted Free Cash Flow	(80)	22
Add: interest payments	263	186

Unlevered Adjusted Free Cash Flow	$183	$208

(1)	Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These include (i) $26 million of payments relating to the accrued sponsor monitoring fee for the nine months ended September 30, 2014, (ii) $11 million and $22 million of corporate cost payments during the nine months ended September 30, 2014 and 2013, respectively, and (iii) $23 million of legal and related costs payments for the nine months ended September 30, 2013.

As of September 30, 2014, we had $125 million of cash and cash equivalents, a decrease of $29 million compared to December 31, 2013. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Operating activities: For the nine months ended September 30, 2014, cash (used in) provided by operating activities was $(11) million compared to $67 million for the nine months ended September 30, 2013. The decrease of $78 million is primarily a result of $77 million of higher interest payments in respect of refinancing of our debt during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing activities: The cash provided by (used in) investing activities for the nine months ended September 30, 2014 was $263 million compared to $(82) million for the nine months ended September 30, 2013. The increase of $345 million primarily relates to (i) $366 million proceeds from the sales of shares of Orbitz Worldwide, offset by (ii) the purchase of an equity method investment of $10 million, (iii) a business acquired for $10 million, net of cash, and (iv) a $7 million increase in additions to property and equipment.

Our investing activities for the nine months ended September 30, 2014 and 2013 include:

	Nine Months Ended September 30,
(in $ millions)	2014	2013
Cash additions to software developed for internal use	$63	$61
Cash additions to computer equipment	20	15

Total	$83	$76

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center by implementing zTPF software on our mainframes, the development of our uAPI that underpins our new and existing applications, the development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Cash additions to computer equipment are primarily for our continuing investment in our data center.

We view our Capital Expenditure for the period to include cash additions to our property and equipment and capital lease repayments and was $106 million and $90 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 Adjusted EBITDA less Capital Expenditures improved 2% to $324 million.

Financing activities: Cash used in financing activities for the nine months ended September 30, 2014 was $280 million. This primarily comprised of (i) $445 million cash inflows from the issuance of our common shares in an initial public offering in September 2014, (ii) $2,345 million borrowed under our new senior secured credit agreement, (iii) $29 million from the release of cash provided as collateral, offset by (iv) $1,477 million repayment of our term loans under old senior secured credit agreement (v) $863 million repayment of our term loans under second lien credit agreement, (vi) $588 million repayment of senior notes and senior subordinated notes, (vii) $83 million of payments related to early extinguishment of debt and debt finance costs, (viii) a $65 million purchase of additional equity in eNett during second quarter of 2014, and (ix) $23 million of capital lease payments. Cash provided by financing activities for the nine months ended September 30, 2013 was $65 million. This primarily comprised of (i) $2,169 million of proceeds from term loans, (ii) $73 million net release of cash collateralized offset by (iii) $1,663 million repayments of term loans, (iv) $413 million repayment of senior notes, (v) $20 million net repayment of revolver borrowings, (vi) $55 million of debt finance costs and (vii) $25 million of capital lease repayments, costs related to the exchange of common shares for payment-in-kind debt and settlement of derivative contracts.

Financing Arrangements

As of September 30, 2014, our financing arrangements include our new senior secured credit facilities and obligations under our capital leases. The following table summarizes our net debt position as of September 30, 2014 and December 31, 2013:

(in $ millions)	Interest rate	Maturity	September 30, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated	L+5%	September 2021	$2,346	$—
Dollar denominated (repaid and/or exchanged in 2014)	L+5%		—	1,525
Revolver borrowings
Dollar denominated	L+5%	September 2019	—	—
Dollar denominated (terminated in September 2014)	L+5%		—	—
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan (repaid and/or exchanged in 2014)	L+8%		—	644
Tranche 2 dollar denominated term loan (repaid in September 2014)	8 3⁄8%		—	234
Unsecured debt
Senior Notes
Dollar denominated notes (repaid and/or exchanged in 2014)	13 7⁄8%		—	411
Dollar denominated floating rate notes (repaid and/or exchanged in 2014)	L+8 5⁄8%		—	188
Senior Subordinated Notes
Dollar denominated notes (repaid and/or exchanged in 2014)	11 7⁄8%		—	272
Euro denominated notes (repaid and/or exchanged in 2014)	10 7⁄8%		—	192
Capital leases			98	107

Total debt			2,444	3,573
Less: cash and cash equivalents			(125)	(154)
Less: cash held as collateral			(50)	(79)

Net debt			$2,269	$3,340

Debt-for-Equity Exchanges:

During the nine months ended September 30, 2014, we effectuated several debt-for-equity exchange transactions, pursuant to which we exchanged $571 million of its indebtedness, comprising (i) $154 million of dollar denominated senior subordinated notes, (ii) $159 million (€117 million) of euro denominated senior subordinated notes, (iii) $84 million of dollar denominated fixed rate senior notes, (iv) $83 million of dollar denominated floating rate senior notes, (v) $70 million of dollar denominated term loans under senior secured credit agreement and (vi) $21 million of dollar denominated Tranche 1 term loans under second lien credit agreement, in exchange for 29 million of our common shares. We recorded these transactions as extinguishment of debt and recognized a loss of $28 million in our consolidated condensed statements of operations for the nine months ended September 30, 2014.

Debt Repayment from Proceeds of Sale of Shares of Orbitz Worldwide:

In July 2014, we repaid $312 million of term loans outstanding under our old senior secured credit agreement from the proceeds received from the sale of shares of Orbitz Worldwide. We recorded a loss of $5 million for early extinguishment of debt in our consolidated condensed statements of operations for the nine months ended September 30, 2014.

Debt Refinancing:

In September 2014, we consummated a refinancing of our remaining debt. As a result of this refinancing, we entered into: (i) a new senior secured credit facility comprised of (a) a single tranche of first lien term loans in an aggregate principal amount of $2,375 million, issued at a discount of 1.25%, maturing in September 2021 and (b) a revolving credit facility of $100 million (which may be increased in accordance with certain incremental facility provisions set forth therein) maturing in September 2019; and (ii) a senior unsecured bridge loan agreement in an aggregate principal amount of $425 million which was subsequently repaid with proceeds from the IPO. We used the net proceeds from these borrowings to repay all of the balance remaining under the term loans (under the old senior secured credit agreement and second lien credit agreement), senior notes and senior subordinated notes. On September 2, 2014, we issued an irrevocable notice for the redemption of our outstanding notes and also discharged each of the indentures governing such notes. We recorded the debt refinancing transaction as the issuance of new debt and extinguishment of old debt and recognized a loss of $75 million in our consolidated condensed statements of operations for the nine months ended September 30, 2014.

The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR, plus 5.00% or base rate (as defined in the agreement), plus 4.00%. The term loans are subject to a LIBOR floor of 1.00% and 2.00% in the case of base rates. We expect to pay interest based on LIBOR. The interest rate per annum applicable to the bridge loan is LIBOR, plus 5.75%, subject to a LIBOR floor of 1.00%.

Borrowings under our senior secured credit agreement are subject to amortization and prepayment requirements, and our senior secured credit agreement contains various covenants, including leverage ratios, events of defaults and other provisions.

During the nine months ended September 30, 2014, we (i) repaid $12 million as our quarterly repayment of term loans, (ii) accreted $9 million as interest expense towards the repayment fee on the second lien Tranche 1 loans, (iii) amortized $21 million as discount on term loans, (iv) capitalized $13 million related to payment-in-kind interest into the senior notes and second lien Tranche 2 dollar denominated term loans and (v) repaid $23 million under our capital lease obligations and entered into $14 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $3 million decrease in the principal amount of euro denominated loans during the nine months ended September 30, 2014.

Revolving Credit Facility and Letters of Credit facility:

Upon debt refinancing on September 2, 2014, our $120 million revolving credit facility and $137 million cash collateralized letters of credit facility under the old senior secured credit agreement were terminated. Under the new senior secured credit agreement, we have a $100 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit of $50 million. The revolving credit facility further permits the issuance of certain cash collateralized letters of credit in addition to such sub-limit, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. The new senior secured credit agreement also includes customary uncommitted incremental facility provisions, including the ability to increase the revolving credit facility by $50 million.

During the nine months ended September 30, 2014, we borrowed $75 million under our revolving credit facility and repaid $75 million. We also utilized $16 million of our revolving credit facility for the issuance of letters of credit. As of September 30, 2014, we had no outstanding balance due under our revolving credit facility, $16 million of letters of credit issued and $84 million of remaining credit capacity under the new revolving credit facility. Further, as of September 30, 2014, we also had $48 million of cash collateralized letters of credit issued and outstanding, against which we have provided $50 million as cash collateral.

Subsequent to our refinancing in September 2014, substantially all of our debt is now scheduled for repayment in September 2021.

Foreign Currency and Interest Rate Risk

Subsequent to our refinancing of debt in September 2014, our debt is exposed to interest rate risks only, although prior to this refinancing our euro denominated debt was also exposed to risks associated with foreign currency exchange rate movements. We use hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the nine months ended September 30, 2014 and 2013 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. In the past, we have used foreign currency forward contracts, interest rate caps and interest rate swaps for hedging purposes.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the nine months ended September 30, 2014 and 2013, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges except for interest rate cap derivative instruments which were designated as accounting hedges until June 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $1 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $7 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

In 2013, we entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts was to hedge the risk of increase in interest costs on our floating rate debt due to an increase in USLIBOR rates. We had designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of $4 million during the nine months ended September 30, 2014, as a component of other comprehensive loss. In June 2014, we ceased hedge accounting for our interest rate cap derivative instruments. The exchange of our common shares for our term loans in July 2014 reduced the principal amount of debt being hedged to under 100% of the notional amount of interest rate cap contracts. Following our announcement of the proposed refinancing of our capital structure in August 2014, we determined that the underlying future hedge accounted interest cashflows were not probable of occurring, and that the hedge effectiveness could no longer be achieved. Losses of $8 million, previously accumulated within other comprehensive income (loss) were then recognized within our consolidated condensed statements of operations.

As of September 30, 2014, our foreign exchange derivative contracts cover transactions for periods that do not exceed two years. As of September 30, 2014, we had a net liability position of $9 million related to derivative instruments associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

As of September 30, 2014, we had term loans under our new senior secured credit agreement of $2,375 million maturing in September 2021, which were issued at a discount of 1.25% and which require quarterly installments payable of 0.25% of the principal amount of $2,375 million commencing February 2015. Other than this, our future contractual obligations have not changed significantly from the amounts included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on September 26, 2014.

Other Off-Balance Sheet Arrangements

We had no other off balance sheet arrangements during the nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the US dollar as of September 30, 2014. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of September 30, 2014 would increase our annualized interest charge by $6 million. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of September 30, 2014 would not change our annualized interest charge. We have determined, through the sensitivity analysis, that the impact of a 10% increase in foreign currency exchange rates with respect to our outstanding foreign currency derivative contracts as of September 30, 2014, in relation to the British Pound, Euro and Australian dollar would result in a charge of $20 million, while a 10% decrease in foreign currency exchange rate with respect to the same currencies would result in a benefit of $19 million to our consolidated condensed statements of operations.

There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 24, 2014.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the period ended September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 26, 2014.

Item 1A. Risk Factors.

There have been no material changes in the risks factors previously disclosed under “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 26, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2014, we closed our initial public offering of 30,000,000 of our common shares, par value $0.0025 per share, at a price of $16.00 per share. The shares were registered pursuant to a Registration Statement on Form S-1 (Registration No. 333-196506), which was declared effective by the Securities and Exchange Commission on September 24, 2014. The offering was completed on September 30, 2014. As of the date of filing this Quarterly Report on Form 10-Q, the offering has terminated, and all of the securities registered pursuant to the offering have been sold, or de-registered, prior to termination.

Morgan Stanley, UBS Investment Bank, Credit Suisse and Deutsche Bank Securities acted as joint book-running managers for the offering. The total price to the public for the shares offered and sold in the offering was $480.0 million. The amount of expenses incurred by us in connection with the offering is as follows:

(in millions)
Underwriting discount and commissions	$28.8
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses	6.0

Total expenses	$34.8

All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common shares; or (iii) our affiliates.

The net proceeds of the offering to us (after deducting the foregoing expenses) were $445 million. On September 30, 2014, the closing date of the offering, we received the proceeds from the offering, which have been utilized to reduce our outstanding indebtedness and liabilities of approximately $16 million resulting from the accelerated vesting of employee restricted stock units and for general corporate purposes. Specifically, we used approximately $425 million of the net proceeds from the offering to repay in full the outstanding indebtedness under our bridge loan agreement. The terms of the bridge loan agreement allowed it to be refinanced on November 13, 2014 or extended on such date in accordance with its terms and mature in 2022 and which bears interest at a floating rate, which can be either based on LIBOR plus 5.75%, with a LIBOR floor of 1% or at our option, base rate as defined within the bridge loan agreement plus 4.75%. The proceeds from our bridge loan agreement were used to repay certain existing indebtedness.

There has been no material change in the use of proceeds from the offering as described in the IPO prospectus under “Use of Proceeds”.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trade Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.

As part of our global business in the travel industry, we provide certain passenger travel-related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2014 were approximately $171,000 and $124,000, respectively.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT WORLDWIDE LIMITED

Date: November 6, 2014	By:	/s/ Philip Emery
Philip Emery
Executive Vice President and Chief Financial Officer

Date: November 6, 2014	By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).

3.2	Amended and Restated Bye-Laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).

10.1	Credit Agreement, dated September 2, 2014, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and each lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on September 4, 2014).

10.2	Travelport Worldwide Limited Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.3	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.4	Form of Travelport Worldwide Limited Management Equity Award Agreement (United States) (Incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.5

Form of Travelport Worldwide Limited Management Equity Award Agreement (United Kingdom/RoW) (Incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.6

Amendment to the Travelport Worldwide Limited 2013 Equity Plan, dated September 5, 2014 (Incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.7

Travelport Worldwide Limited 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.68 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.8

Form of Indemnification Agreement of Travelport Worldwide Limited (Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.9	Form of Director Award Agreement (Restricted Stock Units).

10.10	Second Amendment to the Subscriber Services Agreement, dated as of July 22, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.