Form 10-Q
period 2015-03-31
Travelport Worldwide LTD
filed 2015-05-06
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 6, 2015, there were 122,382,502 common shares of the Registrants’ common stock, par value $0.0025 per share, outstanding.

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate, “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we”, “our” or “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.
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

•
our ability to grow adjacencies, such as eNett International (Jersey) Limited (“eNett”), in which we own a majority of interest;

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ millions, except share data)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenue	$572	$572
Costs and expenses
Cost of revenue	349	353
Selling, general and administrative	128	88
Depreciation and amortization	61	56
Total costs and expenses	538	497
Operating income	34	75
Interest expense, net	(39)	(83)
Loss on early extinguishment of debt	—	(5)
Other income	6	—
Income (loss) before income taxes and share of losses in equity method investments	1	(13)
Provision for income taxes	(8)	(10)
Share of losses in equity method investments	—	(4)
Net loss	(7)	(27)
Net income attributable to non-controlling interest in subsidiaries	(1)	(2)
Net loss attributable to the Company	$(8)	$(29)
Loss per share – Basic and Diluted:
Loss per share	$(0.07)	$(0.46)
Weighted average common shares outstanding	121,411,360	63,303,635
Cash dividends declared per Common Share	$0.075	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in $ millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(7)	$(27)
Other comprehensive loss, net of tax
Currency translation adjustment, net of tax	(6)	1
Changes in gain on available-for-sale securities, net of tax	(6)	—
Unrealized loss on cash flow hedges, net of tax	—	(1)
Unrealized loss on equity investments, net of tax	—	(1)
Other comprehensive loss, net of tax	(12)	(1)
Comprehensive loss	(19)	(28)
Comprehensive income attributable to non-controlling interest in subsidiaries	(1)	(2)
Comprehensive loss attributable to the Company	$(20)	$(30)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$107	$139
Accounts receivable (net of allowances for doubtful accounts of $15 and $14)	234	184
Deferred income taxes	5	5
Other current assets	97	84
Total current assets	443	412
Property and equipment, net	400	414
Goodwill	996	997
Trademarks and tradenames	314	314
Other intangible assets, net	601	619
Cash held as collateral	24	26
Deferred income taxes	9	9
Other non-current assets	104	101
Total assets	$2,891	$2,892
Liabilities and equity
Current liabilities:
Accounts payable	$68	$73
Accrued expenses and other current liabilities	449	426
Current portion of long-term debt	56	56
Total current liabilities	573	555
Long-term debt	2,375	2,384
Deferred income taxes	56	54
Other non-current liabilities	241	237
Total liabilities	3,245	3,230
Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of both March 31, 2015 and December 31, 2014)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 121,411,360 shares issued and outstanding as of both March 31, 2015 and December 31, 2014)	—	—
Additional paid in capital	2,718	2,715
Accumulated deficit	(2,906)	(2,898)
Accumulated other comprehensive loss	(186)	(174)
Total shareholders’ equity (deficit)	(374)	(357)
Equity attributable to non-controlling interest in subsidiaries	20	19
Total equity (deficit)	(354)	(338)
Total liabilities and equity	$2,891	$2,892

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating activities
Net loss	$(7)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61	56
Amortization of customer loyalty payments	18	18
Gain on sale of available-for-sale securities	(6)	—
Amortization of debt finance costs	1	3
Accrual of repayment fee and amortization of debt discount	1	3
Loss on early extinguishment of debt	—	5
Loss (gain) on foreign exchange derivative instruments	11	(1)
Payment-in-kind interest	—	6
Share of losses in equity method investments	—	4
Equity-based compensation	12	1
Deferred income taxes	2	3
Customer loyalty payments	(23)	(26)
Pension liability contribution	(1)	—
Changes in assets and liabilities:
Accounts receivable	(51)	(55)
Other current assets	(13)	4
Accounts payable, accrued expenses and other current liabilities	8	42
Other	(2)	(13)
Net cash provided by operating activities	$11	$23
Investing activities
Property and equipment additions	$(27)	$(26)
Proceeds from sale of available-for-sale securities	6	—
Purchase of equity method investment	—	(10)
Net cash used in investing activities	$(21)	$(36)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ millions)	Three months Ended March 31, 2015	Three months Ended March 31, 2014
Financing activities
Proceeds from revolver borrowings	$—	$50
Repayment of term loans	(6)	(4)
Repayment of capital lease obligations	(8)	(7)
Release of cash provided as collateral	2	—
Dividend to shareholders	(9)	—
Payment related to early extinguishment of debt	—	(3)
Proceeds from settlement of derivative instruments	—	3
Net cash (used in) provided by financing activities	$(21)	$39
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Net (decrease) increase in cash and cash equivalents	(32)	26
Cash and cash equivalents at beginning of period	139	154
Cash and cash equivalents at end of period	$107	$180
Supplemental disclosure of cash flow information
Interest payments	$38	$57
Income tax payments, net	7	7
Non-cash exchange of debt for equity	—	135
Non-cash capital lease additions	4	5
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2014	121,411,360	$—	$2,715	$(2,898)	$(174)	$19	$(338)
Dividend to shareholders	—	—	(9)	—	—	—	(9)
Equity-based compensation	—	—	12	—	—	—	12
Comprehensive loss, net of tax	—	—	—	(8)	(12)	1	(19)
Balance as of March 31, 2015	121,411,360	$—	$2,718	$(2,906)	$(186)	$20	$(354)

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
The Travel Commerce Platform, through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business to business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.
Through its Technology Services, Travelport provides critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company manages reservations, inventory management and other related critical systems for Delta Air Lines Inc.
These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2014 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015.
2. Recently Issued Accounting Pronouncements
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

guidance will be applied on a retrospective basis when applicable. The Company had unamortized debt issuance costs of  $35 million and $37 million as of March 31, 2015 and December 31, 2014, respectively. These costs will be reclassified from other non-current assets to long-term debt upon adoption.
Consolidation—Amendments to the Consolidation Analysis
In February 2015 the FASB issued an update to the consolidation analysis under U.S. GAAP. This update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted and may be applied retrospectively. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Income Statement—Extraordinary and Unusual Items
In January 2015, the FASB issued an update as an initiative to reduce complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. This update eliminates the requirements to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained and are expanded to include items that are both unusual in nature and infrequently occurring. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted and may be applied retrospectively or prospectively. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
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
Discontinued Operations
In April 2014, the FASB issued guidance on discontinued operations that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted the provisions of this guidance effective January 1, 2015, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Accounting for Cumulative Translation Adjustment
In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The guidance provides the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The Company adopted the provisions of this guidance effective January 1, 2015, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
3. Other Current Assets
Other current assets consisted of:
(in $ millions)	March 31, 2015	December 31, 2014
Sales and use tax receivables	$31	$28
Prepaid expenses	24	20
Restricted cash	20	9
Prepaid incentives	16	13
Available-for-sale securities	—	6
Other	6	8
	$97	$84

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
During the three months ended March 31, 2015, the Company sold all of its available-for-sale securities, which represented shares of common stock of Orbitz Worldwide, Inc., realizing a gain of  $6 million, all of which was included in and reclassified from accumulated other comprehensive loss.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	March 31, 2015			December 31, 2014
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$800	$(583)	$217	$772	$(554)	$218
Computer equipment	298	(184)	114	297	(175)	122
Building and leasehold improvements	22	(8)	14	24	(9)	15
Construction in progress	55	—	55	59	—	59
	$1,175	$(775)	$400	$1,152	$(738)	$414

The Company recorded depreciation expense (including depreciation on assets under capital leases), of $42 million and $37 million during the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015 and December 31, 2014, the Company had capital lease assets of  $155 million and $152 million, respectively, with accumulated depreciation of  $71 million and $63 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and March 31, 2015 are as follows:
(in $ millions)	January 1, 2015	Additions	Retirements	Foreign Exchange	March 31, 2015
Non-Amortizable Assets:
Goodwill	$997	$—	$—	$(1)	$996
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	(2)	—	1,127
Accumulated amortization	(687)	(19)	2	—	(704)
Acquired intangible assets, net	442	(19)	—	—	423
Customer loyalty payments	334	20	(32)	—	322
Accumulated amortization	(157)	(18)	32	(1)	(144)
Customer loyalty payments, net	177	2	—	(1)	178
Other intangible assets, net	$619	$(17)	$—	$(1)	$601

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2014 and March 31, 2014 are as follows:
(in $ millions)	January 1, 2014	Additions	Retirements	Foreign Exchange	March 31, 2014
Non-Amortizable Assets:
Goodwill	$986	$—	$—	$—	$986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(610)	(19)	—	—	(629)
Acquired intangible assets, net	519	(19)	—	—	500
Customer loyalty payments	306	43	(28)	—	321
Accumulated amortization	(154)	(18)	28	—	(144)
Customer loyalty payments, net	152	25	—	—	177
Other intangible assets, net	$671	$6	$—	$—	$677

The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities in respect of an acquisition made in December 2014 for a total cash consideration of  $5 million.
The Company paid cash of  $23 million and $26 million for customer loyalty payments during the three months ended March 31, 2015 and 2014, respectively. Further, as of March 31, 2015 and December 31, 2014, the Company had balances payable of  $48 million and $52 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $19 million for each of the three months ended March 31, 2015 and 2014 and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $18 million for each of the three months ended March 31, 2015 and 2014 and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ millions)	March 31, 2015	December 31, 2014
Accrued commissions and incentives	$270	$260
Accrued payroll and related	51	59
Deferred revenue	27	27
Derivative contracts	25	16
Customer prepayments	20	9
Accrued interest expense	17	18
Income tax payable	16	16
Pension and post-retirement benefit liabilities	2	2
Other	21	19
	$449	$426

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Accrued Expenses and Other Current Liabilities (Continued)

Included in accrued commissions and incentives are $48 million and $52 million of accrued customer loyalty payments as of March 31, 2015 and December 31, 2014, respectively.
7. Long-Term Debt
Long-term debt consisted of:
(in $ millions)	Interest rate	Maturity	March 31, 2015	December 31, 2014
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,342	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases			89	93
Total debt			2,431	2,440
Less: current portion			56	56
Long-term debt			$2,375	$2,384

(1)
Minimum LIBOR floor of 1.00%

During the three months ended March 31, 2015, the Company (i) repaid its quarterly installment of  $6 million of term loans as required under the senior secured credit agreement, (ii) amortized $1 million each of debt finance cost and debt discount and (iii) repaid $8 million under its capital lease obligations and entered into $4 million of new capital leases for information technology assets.
In March 2015, the Company’s credit rating improved and, under the terms of the senior secured credit agreement, the applicable rate in respect of its term loans was reduced by 0.25%, with immediate effect. The interest rate applicable to the term loans is currently based on, at the Company’s election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.75%.
Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of March 31, 2015, the Company had no outstanding borrowings under its revolving credit facility and had utilized $12 million for the issuance of letters of credit, with a balance of  $113 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2015, the Company had $23 million of cash collateralized letters of credit issued and outstanding, against which the Company had provided $24 million as cash collateral.
As of March 31, 2015, the Company was in compliance with all debt covenants.
8. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

March 31, 2015, there was no material change in the Company’s foreign currency risk management policies or in its fair value methodology. As of March 31, 2015, the Company had a net liability position of  $26 million related to derivative financial instruments associated with its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.
The primary interest rate risk exposure as of March 2015 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loan borrowings. The term loans have a 1.00% LIBOR floor. During the first quarter of 2015, LIBOR rates were below 1.00%.
Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value (Liability)
(in $ millions)	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign currency contracts	Accrued expenses and other current liabilities	$(25)	$(16)
Foreign currency contracts	Other non-current liabilities	(1)	—
		$(26)	$(16)

As of March 31, 2015, the notional amount of foreign currency forward contracts were $282 million. These derivative contracts cover transactions for periods that do not exceed two years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the three months ended March 31, 2015 and 2014.
(in $ millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net derivative (liability) asset opening balance	$(16)	$10
Total (loss) gain for the period included in net loss	(16)	2
Total loss for period accounted through other comprehensive loss	—	(1)
Settlement of foreign currency derivative contracts	6	(1)
Net derivative (liability) asset closing balance	$(26)	$10

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 4% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on other comprehensive loss and the impact derivatives not designated as hedges had on net loss during the three months ended March 31, 2105 and 2014:
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss			Amount of Gain (Loss) Recorded in Net Loss
	Three Months Ended March 31,			Three Months Ended March 31,
(in $ millions)	2015	2014	Statement of Operations Location	2015	2014
Derivatives designated as hedging instruments:
Interest rate caps	$—	$(1)	Interest expense, net	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	N/A	N/A	Selling, general and administrative	(16)	2
				$(16)	$2

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.
The fair values of the Company’s other financial instruments are as follows:
		March 31, 2015		December 31, 2014
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Available-for-sale securities	Level 1	—	—	6	6
Derivative liabilities	Level 2	(26)	(26)	(16)	(16)
Total debt	Level 2	(2,431)	(2,474)	(2,440)	(2,461)
The fair value of the Company’s total debt has been determined by calculating the fair value of term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
9. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2015, the Company had approximately $78 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending March 31, 2016. These purchase obligations extend through 2017.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Commitments and Contingencies (Continued)

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
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters or lenders in debt issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
10. Equity
Dividends on Common Shares
On February 19, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the fourth quarter of 2014, which was paid on March 19, 2015 to shareholders of record on March 5, 2015. On May 1, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the first quarter of 2015 (see Note 13-Subsequent Events).
11. Equity-Based Compensation
As of March 31, 2015, the total restricted share units (“RSUs”) that remain unvested under the Company’s equity-based plans were 3.3 million compared to 3.2 million as of December 31, 2014. The increase in RSUs was primarily due to additional grants during the three months ended March 31, 2015. Stock options that remain unvested under the Company’s equity-based plans were 1.3 million as of both March 31, 2015 and December 31, 2014.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Equity-Based Compensation (Continued)

Compensation expense for the three months ended March 31, 2015 and 2014 resulted in a credit to equity on the Company’s consolidated condensed balance sheet of  $12 million (of which $9 million relates to performance-based RSUs granted in May 2014 and which vest in April 2015) and $1 million, respectively.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of March 31, 2015 will be approximately $30 million based on the fair value of the RSUs and the stock options on the grant date.
12. Loss Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period. For the three months ended March 31, 2015 and 2014, the Company had 1.5 million and 2.0 million, respectively, of common share equivalents, primarily associated with the Company’s RSUs and stock options. As the Company recorded net loss from continuing operations for each period presented, all common share equivalents were excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive. As a result, basic and diluted earnings per share are equal for each period.
The increase in the weighted average number of common shares outstanding for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is a result of several debt-for-equity exchanges and the initial public offering of the Company’s shares during 2014.
13. Subsequent Events
On May 1, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the first quarter of 2015, which is payable on June 18, 2015, to shareholders of record on June 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2015 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $8 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. We processed approximately $22 billion of travel spending during the three months ended March 31, 2015. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the three months ended March 31, 2015, Air, Beyond Air and Technology Services represented 75%, 20% and 5%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 100 Low Cost Carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as Air Asia, easyJet, Ryanair and Spirit Airlines into our Travel Commerce Platform.
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
We are an early adopter in automated B2B payments, which we believe are redefining payments between travel agencies to travel providers. eNett’s core offering is a Virtual Account Number payment solution that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three months ended March 31, 2015, eNett generated revenue of  $19 million, representing an approximately 25% increase compared to the three months ended March 31, 2014.

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
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host and manage reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”). In addition, we own 51% of IGT Solutions Private Ltd, an application development services provider based in New Delhi, India that is used for both internal and external software development.
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
The table below sets out our performance metrics:
	Three Months Ended March 31,		Change
(in $ millions, except share data, Reported Segments and RevPas)	2015	2014		%
Net revenue	$572	$572	$—	—
Operating income	34	75	(41)	(54)
Net loss	(7)	(27)	20	74
Loss per share – diluted (in $)	(0.07)	(0.46)	0.39	85
Adjusted EBITDA(1)	137	151	(14)	(9)
Adjusted Net Income(2)	30	3	27	*
Adjusted Income per Share – diluted(3) (in $)	0.24	0.05	0.19	*
Net cash provided by operating activities	11	23	(12)	(52)
Adjusted Free Cash Flow(4)	(21)	(4)	(17)	*
Reported Segments (in millions)	95	97	(2)	(2)
Travel Commerce Platform RevPas (in $)	$5.73	$5.61	$0.12	2

*
Not meaningful

(1)
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net, and provision for (benefit from) income taxes.

(2)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs and other non-cash items such as foreign currency gains (losses) on euro denominated debt and earnings hedges along with any income tax related to these exclusions.

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
The following table provides a reconciliation of net loss to Adjusted Net Income and to Adjusted EBITDA:
	Three Months Ended March 31,
(in $ millions)	2015	2014
Net loss	$(7)	$(27)
Adjustments:
Amortization of intangible assets(1)	19	19
Loss on early extinguishment of debt	—	5
Share of losses in equity method investments	—	4
Gain on sale of available-for-sale securities	(6)	—
Equity-based compensation	12	1
Corporate and restructuring costs(2)	2	3
Other – non cash(3)	10	(2)
Adjusted Net Income	30	3
Adjustments:
Depreciation and amortization of property and equipment	42	37
Amortization of customer loyalty payments	18	18
Interest expense, net	39	83
Provision for income taxes	8	10
Adjusted EBITDA	$137	$151

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized losses (gains) on foreign currency derivatives contracts and revaluation losses (gains) of our euro denominated debt of  $10 million and $(1) million for the three months ended March 31, 2015 and 2014, respectively, and (ii) other gains of  $(1) million for the three months ended March 31, 2014.

We have included Adjusted Income (Loss) per Share—diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, which we believe are ongoing costs of doing business, as well as other items which are not allocated to the operating businesses such as interest expense and related taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share—diluted has similar limitations as Adjusted EBITDA and Adjusted Net Income (Loss) and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income / (loss) and net income / (loss) per share for the period. Therefore, we believe it is important to evaluate these measures along with our consolidated condensed statements of operations.
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows” below.
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the three months ended March 31, 2015 and 2014.
	Three Months Ended March 31,
(in percentages)	2015	2014
Asia Pacific	22	19
Europe	31	33
Latin America and Canada	4	4
Middle East and Africa	13	13
International	70	69
United States	30	31
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 100 LCCs. In addition, we serve numerous Beyond Air travel providers, including over 650,000 hotel properties (of which over 550,000 are independent hotel properties), over 36,000 car rental locations and 62 cruise-line and tour operators. We aggregate travel content across over 69,000 travel agency locations representing 264,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the three months ended March 31, 2015.
Renegotiated Legacy Contracts: In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under the new agreement, which replaced our then existing agreement with Orbitz Worldwide, we paid incremental benefits in 2014, and we will pay further increased fees in later years for each air, car and hotel segment. In addition, Orbitz Worldwide receives wider flexibility to use traditional GDS providers for services starting in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.
In May 2014, we restructured and extended our Technology Services relationship with Delta. Delta reacquired the data and intellectual property rights central to its passenger service and flight operations systems. We continue to run the systems infrastructure and hosting for the Delta platform in our Atlanta data center on our hardware and with our systems monitoring and support.

Seasonality: Our revenue can experience seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters, as travelers plan and purchase their upcoming spring and summer travel, as compared to the third and fourth quarters of the calendar year.
Foreign Exchange Fluctuations: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in US dollars, a portion of our operating cost base, primarily commissions, is transacted in non-US dollar currencies (principally, the British pound, Euro and Australian dollar).
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$572	$572	$—	—
Costs and expenses
Cost of revenue	349	353	(4)	(1)
Selling, general and administrative	128	88	40	44
Depreciation and amortization	61	56	5	10
Total costs and expenses	538	497	41	8
Operating income	34	75	(41)	(54)
Interest expense, net	(39)	(83)	44	52
Loss on early extinguishment of debt	—	(5)	5	100
Other income	6	—	6	*
Income (loss) before income taxes and share of losses in equity method investment	1	(13)	14	109
Provision for income taxes	(8)	(10)	2	20
Share of losses in equity method investments	—	(4)	4	100
Net loss	$(7)	$(27)	$20	74

*
Not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Air	$432	$445	$(13)	(3)
Beyond Air	110	97	13	14
Travel Commerce Platform	542	542	—	—
Technology Services	30	30	—	—
Net revenue	$572	$572	$—	—

Net revenue remained flat at $572 million for each of the three months ended March 31, 2015 and 2014.

Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments
	Three Months Ended March 31,		Change
	2015	2014		%
Travel Commerce Platform RevPas (in $)	$5.73	$5.61	$0.12	2
Reported Segments (in millions)	95	97	(2)	(2)
Travel Commerce Platform revenue remained flat at $542 million. The increase of  $13 million, or 14%, in Beyond Air revenue was offset by a decrease in Air revenue of  $13 million, or 3%. Overall, there was a 2% increase in Travel Commerce Platform RevPas and a 2% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in payment solutions and hospitality revenue. The value of transactions processed on the Travel Commerce Platform decreased to $21.8 billion for the three months ended March 31, 2015 from $22.9 billion for the three months ended March 31, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airline tickets sold remained flat at 32 million, and our percentage of Air segment revenue from away bookings increased to 65% from 64%. We increased our hospitality segments per 100 airline tickets issued to 41 from 37, our car rental days sold to 21 million from 19 million and our hotel room nights sold to 16 million from 15 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$118	$101	$17	16
Europe	166	178	(12)	(7)
Latin America and Canada	24	23	1	3
Middle East and Africa	73	72	1	2
International	381	374	7	2
United States	161	168	(7)	(4)
Travel Commerce Platform	$542	$542	$—	—

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Three Months Ended March 31,		Change		Three Months Ended March, 31		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	17	16	1	11	$7.04	$6.71	$0.33	5
Europe	23	25	(2)	(10)	$7.21	$6.97	$0.24	3
Latin America and Canada	4	4	—	7	$5.56	$5.75	$(0.19)	(3)
Middle East and Africa	10	10	—	(2)	$7.38	$7.12	$0.26	4
International	54	55	(1)	(1)	$7.06	$6.84	$0.22	3
United States	41	42	(1)	(3)	$3.97	$4.01	$(0.04)	(1)
Travel Commerce Platform	95	97	(2)	(2)	$5.73	$5.61	$0.12	2

International
Our International Travel Commerce Platform revenue increased by $7 million, or 2%, due to a 3% increase in RevPas offset by a 1% decrease in Reported Segments. The increase in RevPas was a result of growth in our Beyond Air offerings, including growth in payment solutions, hospitality and advertising. Our International Travel Commerce Platform revenue as a percentage of Total Commerce Platform revenue was 70% for the three months ended March 31, 2015 compared to 69% the three months ended March 31, 2014.

Asia Pacific
Revenue in Asia Pacific increased $17 million, or 16%, due to a 5% increase in RevPas and an 11% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air, including increased revenue from payments and other platform services. Reported Segments increased due to strong growth in Hong Kong and India.
Europe
Revenue in Europe decreased $12 million, or 7%, primarily due to a 10% decrease in Reported Segments offset by a 3% increase in RevPas.
Latin America and Canada
Revenue in Latin America and Canada increased $1 million, or 3%, due to a 7% increase in Reported Segments offset by a 3% decrease in RevPas.
Middle East and Africa
Revenue in the Middle East and Africa increased $1 million, or 2%, due to a 4% increase in RevPas as a result of an increase in Air revenue, offset by a 2% decrease in Reported Segments.
United States
Revenue in the United States decreased $7 million, or 4%, primarily due to a 3% decrease in Reported Segments and a 1% decrease in RevPas which was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014.
Technology Services
Technology Services revenue remained flat at $30 million with the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014) being largely offset by growth elsewhere in IT solutions and application development services.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Commissions	$270	$277	$(7)	(2)
Technology costs	79	76	3	4
Cost of revenue	$349	$353	$(4)	(1)

Cost of revenue decreased by $4 million, or 1%, as a result of a $7 million, or 2%, decrease in commission costs offset by a $3 million, or 4%, increase in technology costs. Commissions paid to travel agencies decreased due to a 2% decrease in Reported Segments and a 2% decrease in travel distribution cost per segment, offset by incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of  $18 million for each of the three months ended March 31, 2015 and 2014. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $3 million, or 4%, due to continued expansion of our operations and investment in technology.

Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Workforce	$80	$75	$5	7
Non-workforce	24	11	13	*
Sub-total	104	86	18	20
Non-core corporate costs	24	2	22	*
SG&A	$128	$88	$40	44

*
Not meaningful

SG&A expenses increased by $40 million, or 44%, during the three months ended March 31, 2015 compared to March 31, 2014. SG&A expenses included $24 million and $2 million of charges for the three months ended March 31, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased by $18 million, or 20%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $5 million, or 7%, primarily as a result of increased expenses related to the expansion of the Travel Commerce Platform through acquisition and go-to-market capabilities. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $13 million, primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense. The increase of  $18 million includes an increase of  $5 million primarily related to non-cash pension ($3 million in workforce) and other incremental public company expenses ($2 million in non-workforce).
Non-core corporate costs of  $24 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation and foreign currency gains and losses related to derivatives. The increase of  $22 million is primarily due to an $11 million increase in our equity-based compensation and $11 million higher unrealized foreign exchange losses on derivatives.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$42	$37	$5	17
Amortization of acquired intangible assets	19	19	—	(4)
Total depreciation and amortization	$61	$56	$5	10

Total depreciation and amortization increased by $5 million, or 10%. Depreciation on property and equipment increased by $5 million, or 17%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets remained flat at $19 million.
Interest Expense, Net
Interest expense, net, decreased by $44 million, or 52%, due to several de-leveraging transactions, including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.
Loss on Early Extinguishment of Debt
During the three months ended March 31, 2014, we cancelled $135 million of our senior subordinated notes, which resulted in a loss on early extinguishment of debt of  $5 million.

Other Income
Other income represents a gain from the sale of our available-for-sale securities of Orbitz Worldwide of $6 million.
Provision for Income Taxes
Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the US due to the historical losses in those jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
Share of Losses in Equity Method Investments
During the three months ended March 31, 2014, our share of losses in equity method investments of $4 million was from our investment in Orbitz Worldwide.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2015, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:
(in $ millions)	March 31, 2015
Cash and cash equivalents	$107
Cash held as collateral	24
Revolving credit facility availability	113
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

The table below sets out our Trading Working Capital as of March 31, 2015 and December 31, 2014, which is then reconciled to our Working Capital:
	Asset (Liability)
(in $ millions)	March 31, 2015	December 31, 2014	Change
Accounts Receivable, net	$234	$184	$50
Accrued commissions and incentives	(270)	(260)	(10)
Deferred revenue and prepaid incentives, net	(11)	(15)	4
Trading Working Capital	(47)	(91)	44
Cash and cash equivalents	107	139	(32)
Accounts payable and employee related	(119)	(132)	13
Accrued interest	(17)	(18)	1
Current portion of long-term debt	(56)	(56)	—
Taxes	20	17	3
Other liabilities, net	(18)	(2)	(16)
Working Capital	$(130)	$(143)	$13
Consolidated Balance Sheets:
Total current assets	$443	$412
Total current liabilities	(573)	(555)
Working Capital	$(130)	$(143)

As of March 31, 2015, we had a Working Capital net liability of  $130 million, compared to $143 million as of December 31, 2014, a decrease of  $13 million. The $13 million decrease in net liability is primarily due to a $44 million improvement in Trading Working Capital net liability, as described below, $13 million decrease in accounts payable and employee related offset by, a $32 million decrease in cash and cash equivalents as discussed in “Cash Flows” below and a $16 million increase in other liabilities, net.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase. The fluctuations in these balances are the primary contributors to the changes to our Trading Working Capital. As of March 31, 2015 and December 31, 2014, our Trading Working Capital as a percentage of net revenue earned during the last twelve months was 3% and 4%, respectively.
The table below sets out information on our accounts receivable:
	March 31, 2015	December 31, 2014	Change
Accounts receivable, net (in $ millions)	$234	$184	$50
Accounts receivable, net – Days Sales Outstanding (“DSO”)	37	37	—
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the three months ended March 31, 2015, Air revenue accounted for approximately 75% of our revenue, however, only 56% of our outstanding receivables related to customers using ACH as of March 31, 2015. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period remained unchanged at 37 DSO for total accounts receivable, net, at March 31, 2015, as compared to December 31, 2014. Growth in Air revenue in the month of March 2015 compared to December 2014, contributed to the increase in our accounts receivable balance. We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $50 million from December 31, 2014 to March 31, 2015, and our accrued commissions and incentives increased by $10 million from December 31,

2014 to March 31, 2015, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:
	Three Months Ended March 31,		Change
(in $ millions)	2015	2014	$
Cash provided by (used in):
Operating activities	$11	$23	$(12)
Investing activities	(21)	(36)	15
Financing activities	(21)	39	(60)
Effect of exchange rate changes	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	$(32)	$26	$(58)

We believe our important measures of liquidity are Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We define Unlevered Adjusted Free Cash Flow as Adjusted Free Cash Flow excluding the impact of interest payments. These measures are useful indicators of our ability to generate cash to meet our liquidity demands. We believe these measures provide investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. Management uses Unlevered Adjusted Free Cash Flow to determine how much cash would be available to the providers of capital and debt and assess cash generated if our debt were to be repaid.
Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. These measures are not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to net earnings or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Three Months Ended March 31,
(in $ millions)	2015	2014
Adjusted EBITDA	$137	$151
Interest payments	(38)	(57)
Tax payments	(7)	(7)
Customer loyalty payments	(23)	(26)
Changes in Trading Working Capital	(36)	(11)
Changes in accounts payable and employee related payables	(14)	(19)
Pensions liability contribution	(1)	—
Changes in other assets and liabilities	(4)	(2)
Other adjusting items(1)	(3)	(6)
Net cash provided by operating activities	11	23
Add: other adjusting items(1)	3	6
Less: capital expenditures on property and equipment additions	(27)	(26)
Less: repayment of capital lease obligations	(8)	(7)
Adjusted Free Cash Flow	(21)	(4)
Add: interest paid	38	57
Unlevered Adjusted Free Cash Flow	$17	$53

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These comprise of  $3 million and $ 6 million of payments relating to corporate cost payments during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we had $107 million of cash and cash equivalents, a decrease of  $32 million compared to December 31, 2014. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Operating Activities. For the three months ended March 31, 2015, cash provided by operating activities was $11 million compared to cash provided by operating activities of  $23 million for the three months ended March 31, 2014. The decrease of  $12 million is a result of  (i) a $34 million increased use of working capital primarily arising as a result of the timing of incentive payments and a decrease in deferred revenue, offset by (ii) a $19 million decrease in interest payments and (iii) a $3 million decrease in customer loyalty payments.
The changes in Trading Working Capital of  $(36) million and $(11) million for the three months ended March 31, 2015 and 2014, respectively, are discussed in “—Working Capital” above.
Investing Activities. The cash used in investing activities for the three months ended March 31, 2015 was $21 million compared to $36 million for the three months ended March 31, 2014. The decrease in cash outflows of  $15 million is due to $6 million proceeds from the sales of shares in Orbitz Worldwide and lower investing cash outflows in 2015 as we purchased an equity method investment in 2014 which resulted in a cash outflow of  $10 million.

Our investing activities for the three months ended March 31, 2015 and 2014 include:
	Three Months Ended March 31,
(in $ millions)	2015	2014
Cash additions to software developed for internal use	$18	$24
Cash additions to computer equipment	9	2
Total	$27	$26

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and capital lease repayments and was $35 million and $33 million for the three months ended March 31, 2015 and 2014, respectively.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2015 was $21 million. This primarily consisted of  (i) $8 million of capital lease repayments, (ii) $6 million of first lien term loan repayment and (iii) $9 million in dividends paid in March 2015 on our outstanding common shares. The cash provided by financing activities for the three months ended March 31, 2014 was $39 million. This primarily consisted of  (i) $50 million in proceeds from revolver borrowings, offset by (ii) $4 million of term loan repayments and (iii) $7 million of capital lease repayments.
Financing Arrangements
As of March 31, 2015, our financing arrangements include our senior secured credit facility and obligations under our capital leases. The following table summarizes our Net Debt position as of March 31, 2015 and December 31, 2014:
(in $ millions)	Interest rate	Maturity	March 31, 2015	December 31, 2014
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,342	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases			89	93
Total debt			2,431	2,440
Less: cash and cash equivalents			(107)	(139)
Less: cash held as collateral			(24)	(26)
Net Debt(2)			$2,300	$2,275

(1)
Minimum LIBOR floor of 1.00%

(2)
Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash and cash equivalents and cash held as collateral. Net Debt is not a measurement of our indebtedness under GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with GAAP. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

During the three months ended March 31, 2015, we (i) repaid our quarterly installment of  $6 million of term loans as required under the senior secured credit agreement, (ii) amortized $1 million each of debt finance cost and debt discount and (iii) repaid $8 million under our capital lease obligations and entered into $4 million of new capital leases for information technology assets.
In March 2015, our credit rating improved, and under the terms of our senior secured credit agreement, the applicable rate in respect of our term loans was reduced by 0.25%, with immediate effect. The interest rate applicable to the term loans is currently based on, at our election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 4.75%.
Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of March 31, 2015, we had no outstanding borrowings under our revolving credit facility and had utilized $12 million for the issuance of letters of credit, with a balance of  $113 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2015, we had $23 million of cash collateralized letters of credit issued and outstanding, against which we had provided $24 million as cash collateral.
Substantially all of our debt is scheduled for repayment in September 2021.
Travelport Finance (Luxembourg) S.a.r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under our long-term debt arrangements. All obligations under our long-term debt arrangements are unconditionally guaranteed by certain of our wholly owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.
Borrowings under our senior secured credit agreement are subject to amortization and prepayment requirements, and our senior secured credit agreement contains various covenants, including leverage ratios, events of default and other provisions.
Our senior secured credit agreement limits certain of our subsidiaries’ ability to:
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

As of March 31, 2015, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.50 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.

We re-evaluate our capital structure from time to time, including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.
Foreign Currency and Interest Rate Risk
Our debt is denominated in U.S. dollars and is exposed to interest rate risks. The primary interest rate risk exposure as of March 2015 was the impact of LIBOR interest rates on our dollar denominated variable rate term loan borrowings. Our term loans have a 1.00% LIBOR floor. During the first quarter of 2015, LIBOR rates were below 1.00%.
During the three months ended March 31, 2014, we were also exposed to interest rate fluctuations in Europe, especially EURIBOR interest rates and to foreign currency exchange rate movements related to our euro denominated debt. In 2014, we used hedging strategies and derivative financial instruments to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt.
We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.
During the three months ended March 31, 2015 and 2014, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges, except for interest rate cap derivative instruments for 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $0 million for each of the three months ended March 31, 2015 and 2014. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(16) million and $2 million for the three months ended March 31, 2015 and 2014, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
For the three months ended March 31, 2014, we had designated interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of  $1 million, as a component of other comprehensive loss.
As of March 31, 2015, our foreign exchange derivative contracts cover transactions for periods that do not exceed two years and we had a net liability position of  $26 million related to derivative instruments associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.
Contractual Obligations
As of March 31, 2015, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the three months ended March 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the US dollar as of March 31, 2015. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of March 31, 2015 would increase our annualized interest charge by $6 million. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of March 31, 2015 would not change our annualized interest charge. We have determined, through such sensitivity analysis, that the impact of a 10% increase (decrease) in foreign currency exchange rates with respect to our outstanding foreign currency derivative contracts as of March 31, 2015, in relation to British Pound, Euro and Australian dollar would result in a charge (credit) of  $25 million, to our consolidated condensed statements of operations.
There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included within our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.
Item 4. Controls and Procedures
(a)
Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the three month period ended March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
ITEM 1A. RISK FACTORS.
There have been no material changes in the risks factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not Applicable.
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
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2015 were approximately $157,000 and $109,000, respectively
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: May 6, 2015	By:	/s/ Philip Emery
Philip Emery Executive Vice President and Chief Financial Officer
Date: May 6, 2015	By:	/s/ Antonios Basoukeas
Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
10.1	Incremental Amendment, dated as of January 16, 2015, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, UBS AG Stamford Branch, as incremental Revolving Credit Lender and additional L/C Issuer, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and consented and agreed to by Deutsche Bank AG New York Branch, Credit Suisse AG, Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc., as the existing L/C Issuers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 22, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document