Form 10-Q
period 2015-06-30
Travelport Worldwide LTD
filed 2015-08-04
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 4, 2015, there were 122,492,876 common shares of the Registrants’ common stock, par value $0.0025 per share, outstanding.

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.
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

•
our ability to grow adjacencies, such as eNett International (Jersey) Limited (“eNett”), in which we own a majority interest;

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015 and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this

Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ millions, except share data)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net revenue	$554	$551	$1,126	$1,123
Costs and expenses
Cost of revenue	335	337	684	690
Selling, general and administrative	98	97	226	185
Depreciation and amortization	58	57	119	113
Total costs and expenses	491	491	1,029	988
Operating income	63	60	97	135
Interest expense, net	(39)	(87)	(78)	(170)
Loss on early extinguishment of debt	—	(9)	—	(14)
Gain on sale of shares of Orbitz Worldwide	—	52	6	52
Income before income taxes and share of earnings (losses) in equity method investments	24	16	25	3
Provision for income taxes	(8)	(12)	(16)	(22)
Share of earnings (losses) in equity method investments	—	1	—	(3)
Net income (loss)	16	5	9	(22)
Net income attributable to non-controlling interest in subsidiaries	(1)	(1)	(2)	(3)
Net income (loss) attributable to the Company	$15	$4	$7	$(25)
Income (loss) per share – Basic:
Income (loss) per share	$0.13	$0.05	$0.06	$(0.38)
Weighted average common shares outstanding – Basic	122,269,482	69,376,053	121,842,792	66,304,416
Income (loss) per share – Diluted:
Income (loss) per share	$0.12	$0.05	$0.06	$(0.38)
Weighted average common shares outstanding – Diluted	122,717,897	71,426,025	122,672,763	66,304,416
Cash dividends declared per Common Share	$0.075	—	$0.15	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in $ millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$16	$5	$9	$(22)
Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	—	1	(6)	2
Changes in gain on available-for-sale securities, net of tax	—	—	(6)	—
Changes in loss on cash flow hedges, net of tax	—	5	—	4
Unrealized loss on equity investment, net of tax	—	(3)	—	(4)
Other comprehensive income (loss), net of tax	—	3	(12)	2
Comprehensive income (loss)	16	8	(3)	(20)
Comprehensive income attributable to non-controlling interest in subsidiaries	(1)	(1)	(2)	(3)
Comprehensive income (loss) attributable to the Company	$15	$7	$(5)	$(23)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ millions, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$127	$139
Accounts receivable (net of allowances for doubtful accounts of $16 and $14)	232	184
Deferred income taxes	3	5
Other current assets	93	84
Total current assets	455	412
Property and equipment, net	438	414
Goodwill	996	997
Trademarks and tradenames	314	314
Other intangible assets, net	585	619
Cash held as collateral	22	26
Deferred income taxes	9	9
Other non-current assets	91	101
Total assets	$2,910	$2,892
Liabilities and equity
Current liabilities:
Accounts payable	$69	$73
Accrued expenses and other current liabilities	440	426
Current portion of long-term debt	58	56
Total current liabilities	567	555
Long-term debt	2,401	2,384
Deferred income taxes	56	54
Other non-current liabilities	240	237
Total liabilities	3,264	3,230
Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of both June 30, 2015 and December 31, 2014)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 122,492,876 and 121,411,360 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid in capital	2,702	2,715
Accumulated deficit	(2,891)	(2,898)
Accumulated other comprehensive loss	(186)	(174)
Total shareholders’ equity (deficit)	(375)	(357)
Equity attributable to non-controlling interest in subsidiaries	21	19
Total equity (deficit)	(354)	(338)
Total liabilities and equity	$2,910	$2,892

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating activities
Net income (loss)	$9	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119	113
Amortization of customer loyalty payments	36	37
Gain on sale of shares of Orbitz Worldwide	(6)	(52)
Amortization of debt finance costs	3	6
Accrual of repayment fee and amortization of debt discount	2	5
Loss on early extinguishment of debt	—	14
(Gain) loss on foreign exchange derivative instruments	(8)	1
Payment-in-kind interest	—	12
Share of losses in equity method investments	—	3
Equity-based compensation	19	9
Deferred income taxes	4	5
Customer loyalty payments	(42)	(45)
Pension liability contribution	(2)	(3)
Changes in assets and liabilities:
Accounts receivable	(48)	(38)
Other current assets	(5)	9
Accounts payable, accrued expenses and other current liabilities	(1)	(22)
Other	12	10
Net cash provided by operating activities	$92	$42
Investing activities
Property and equipment additions	$(52)	$(54)
Proceeds from sale of shares of Orbitz Worldwide	6	54
Business acquired, net of cash	—	(10)
Purchase of equity method investment	—	(10)
Net cash used in investing activities	$(46)	$(20)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Financing activities
Proceeds from revolver borrowings	$—	$50
Repayment of revolver borrowings	—	(50)
Repayment of term loans	(12)	(8)
Repayment of capital lease obligations	(16)	(15)
Release of cash provided as collateral	4	9
Purchase of non-controlling interest in subsidiary	—	(65)
Dividend to shareholders	(19)	—
Payment related to early extinguishment of debt	—	(3)
Tax withholding for equity awards	(14)	—
Other	—	(1)
Net cash used in financing activities	$(57)	$(83)
Effect of changes in exchange rate on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(12)	(61)
Cash and cash equivalents at beginning of period	139	154
Cash and cash equivalents at end of period	$127	$93
Supplementary disclosures of cash flow information
Interest payments	73	150
Income tax payments, net	13	13
Non-cash exchange of debt for equity	—	317
Non-cash capital leases additions (Note 4)	25	6
Non-cash purchase of property and equipment	27	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2014	121,411,360	$—	$2,715	$(2,898)	$(174)	$19	$(338)
Dividend to shareholders	—	—	(19)	—	—	—	(19)
Equity-based compensation	1,857,479	—	20	—	—	—	20
Tax withholding for equity awards	(775,963)	—	(14)	—	—	—	(14)
Comprehensive income (loss), net of tax	—	—	—	7	(12)	2	(3)
Balance as of June 30, 2015	122,492,876	$—	$2,702	$(2,891)	$(186)	$21	$(354)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment and other solutions for the global travel and tourism industry. With a presence in over 170 countries, the Travelport business is comprised of:
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
2. Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
In July 2015, the FASB decided to delay the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to defer the application date and, consequently, the May 2014 revenue recognition guidance will be applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated condensed financial statements.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. The Company had unamortized debt issuance costs in relation to its term loans of  $26 million and $28 million as of June 30, 2015 and December 31, 2014, respectively. These costs will be reclassified from other non-current assets to long-term debt upon adoption of the guidance.
Consolidation—Amendments to the Consolidation Analysis
In February 2015, the FASB issued an update to the consolidation analysis under U.S. GAAP. This update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted and may be applied retrospectively. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
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
3. Other Current Assets
Other current assets consisted of:
(in $ millions)	June 30, 2015	December 31, 2014
Sales and use tax receivables	$26	$28
Prepaid expenses	26	20
Restricted cash	20	9
Prepaid incentives	12	13
Available-for-sale securities	—	6
Derivative assets	3	—
Other	6	8
	$93	$84

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Other Current Assets (Continued)

In February 2015, the Company sold all of its available-for-sale securities, which represented shares of common stock of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), realizing a gain of  $6 million, all of which was included in and reclassified from accumulated other comprehensive loss.
4. Property and Equipment, Net
Property and equipment, net, consisted of:
	June 30, 2015			December 31, 2014
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$816	$(582)	$234	$772	$(554)	$218
Computer equipment	280	(148)	132	297	(175)	122
Building and leasehold improvements	23	(8)	15	24	(9)	15
Construction in progress	57	—	57	59	—	59
	$1,176	$(738)	$438	$1,152	$(738)	$414

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $39 million and $37 million during the three months ended June 30, 2015 and 2014, respectively. The Company recorded depreciation expense of  $81 million and $74 million during the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015 and December 31, 2014, the Company had capital lease assets of  $149 million and $152 million, respectively, with accumulated depreciation of  $50 million and $63 million, respectively, included within computer equipment. During the six months ended June 30, 2015, the Company terminated certain of its capital lease arrangements and retired $40 million of assets. Simultaneously, the Company acquired $65 million of similar assets under capital leases.
The amount of interest on capital projects capitalized was $1 million and $3 million for the three months ended June 30, 2015 and 2014, respectively. The amount of interest on capital projects capitalized was $2 million and $5 million for the six months ended June 30, 2015 and 2014, respectively.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and June 30, 2015 are as follows:
(in $ millions)	January 1, 2015	Additions	Retirements	Foreign Exchange	June 30, 2015
Non-Amortizable Assets:
Goodwill	$997	$—	$—	$(1)	$996
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	(3)	1	1,127
Accumulated amortization	(687)	(38)	3	(1)	(723)
Acquired intangible assets, net	442	(38)	—	—	404
Customer loyalty payments	334	43	(43)	(3)	331
Accumulated amortization	(157)	(36)	43	—	(150)
Customer loyalty payments, net	177	7	—	(3)	181
Other intangible assets, net	$619	$(31)	$—	$(3)	$585

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2014 and June 30, 2014 are as follows:
(in $ millions)	January 1, 2014	Additions	Retirements	Foreign Exchange	June 30, 2014
Non-Amortizable Assets:
Goodwill	$986	$14	$—	$—	$1,000
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	1	1,130
Accumulated amortization	(610)	(39)	—	—	(649)
Acquired intangible assets, net	519	(39)	—	1	481
Customer loyalty payments	306	72	(44)	1	335
Accumulated amortization	(154)	(37)	44	—	(147)
Customer loyalty payments, net	152	35	—	1	188
Other intangible assets, net	$671	$(4)	$—	$2	$669

The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities in respect of an acquisition made in December 2014 for a total cash consideration of  $5 million.
The Company paid cash of  $42 million and $45 million for customer loyalty payments during the six months ended June 30, 2015 and 2014, respectively. Further, as of June 30, 2015 and December 31, 2014, the Company had balances payable of  $53 million and $52 million, respectively, for customer loyalty payments (see Note 6—Accrued Expenses and Other Current Liabilities).
Amortization expense for acquired intangible assets, which consists of customer relationships, was $19 million and $20 million for the three months ended June 30, 2015 and 2014, respectively, and $38 million and $39 million for the six months ended June 30, 2015 and 2014, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $18 million and $19 million for the three months ended June 30, 2015 and 2014, respectively, and $36 million and $37 million for the six months ended June 30, 2015 and 2014, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
In July 2015, the Company made an acquisition for total cash consideration of  €55 million ($61 million), net of cash acquired (see Note 13—Subsequent Events).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ millions)	June 30, 2015	December 31, 2014
Accrued commissions and incentives	$272	$260
Accrued payroll and related	56	59
Deferred revenue	29	27
Customer prepayments	20	9
Accrued interest expense	18	18
Income tax payable	15	16
Derivative contracts	10	16
Pension and post-retirement benefit liabilities	2	2
Other	18	19
	$440	$426

Included in accrued commissions and incentives are $53 million and $52 million of accrued customer loyalty payments as of June 30, 2015 and December 31, 2014, respectively.
7. Long-Term Debt
Long-term debt consisted of:
(in $ millions)	Interest rate	Maturity	June 30, 2015	December 31, 2014
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,337	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			122	93
Total debt			2,459	2,440
Less: current portion			58	56
Long-term debt			$2,401	$2,384

(1)
Minimum LIBOR floor of 1.00%

During the six months ended June 30, 2015, the Company (i) repaid $12 million of its quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $3 million of debt finance costs and $2 million of debt discount and (iii) repaid $16 million and terminated $40 million of its capital leases and entered into $65 million of new capital leases for information technology assets.
In March 2015, the Company’s credit rating improved and, under the terms of the senior secured credit agreement, the applicable rate in respect of its term loans was reduced by 0.25%, with immediate effect. The interest rate applicable to the term loans is currently based on, at the Company’s election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.75% for the term loans.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Long-Term Debt (Continued)

Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of June 30, 2015, the Company had no outstanding borrowings under its revolving credit facility and utilized $12 million for the issuance of letters of credit, with a balance of  $113 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2015, the Company had $21 million of cash collateralized letters of credit issued and outstanding, against which the Company provided $22 million as cash collateral.
As of June 30, 2015, the Company was in compliance with all debt covenants under the senior secured credit agreement.
8. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2015, there was no material change in the Company’s foreign currency risk management policies or in its fair value methodology. As of June 30, 2015, the Company had a net liability position of  $7 million related to derivative financial instruments associated with its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.
The primary interest rate risk exposure as of June 30, 2015 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loan borrowings. The term loans have a 1.00% LIBOR floor. During the six months ended June 30, 2015, LIBOR rates were below 1.00%.
Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
	Balance Sheet Location	Fair Value Asset		Balance Sheet Location	Fair Value (Liability)
(in $ millions)		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Foreign currency contracts	Other current assets	3	—	Accrued expenses and other current liabilities	(10)	(16)
		$3	$—		$(10)	$(16)

As of June 30, 2015, the notional amounts of foreign currency forward contracts were $273 million. These derivative contracts cover transactions for a period that does not exceed one year.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the six months ended June 30, 2015.
(in $ millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net derivative (liability) asset opening balance	$(16)	$10
Total (loss) gain for the period included in net income (loss)	(5)	2
Total loss for period accounted through other comprehensive income (loss)	—	(4)
Settlement of foreign currency derivative contracts	14	(3)
Net derivative (liability) asset closing balance	$(7)	$5

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 4% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2015.
The table below presents the impact of changes in fair values of derivatives designated as hedges on other comprehensive income (loss) and the impact derivatives not designated as hedges had on net income (loss) during the three and six months ended June 30, 2015:
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Statement of Operations Location	Amount of Gain (Loss) Recorded in Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2015	2014	2015	2014		2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate caps	$—	$5	$—	$4	Interest expense, net	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	N/A	N/A	N/A	N/A	Interest expense, net	—	(8)	—	(8)
Foreign currency contracts	N/A	N/A	N/A	N/A	Selling, general and administrative	11	—	(5)	2
						$11	$(8)	$(5)	$(6)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.
The fair values of the Company’s other financial instruments are as follows:
		June 30, 2015		December 31, 2014
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Available-for-sale securities	Level 1	$—	$—	$6	$6
Derivative assets	Level 2	3	3	—	—
Derivative liabilities	Level 2	(10)	(10)	(16)	(16)
Total debt	Level 2	(2,459)	(2,488)	(2,440)	(2,461)

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

The fair value of the Company’s term loans has been determined based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
9. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2015, the Company had approximately $78 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $49 million relates to the twelve months ending June 30, 2016. These purchase obligations extend through 2019.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Equity
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the three and six months ended June 30, 2015:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ million)
February 19, 2015	$0.075	March 5, 2015	March 19, 2015	9
May 1, 2015	$0.075	June 5, 2015	June 18, 2015	10
On July 31, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 13 — Subsequent Events).
11. Equity-Based Compensation
The table below presents the activity of the Company’s restricted share units (“RSUs”) and stock options for the six months ended June 30, 2015:
	Restricted Share Units
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015	3,196,422	$18.68
Granted at fair market value	132,075	$14.91
Vested(1)	(1,747,105)	$20.00
Forfeited	(4,000)	$16.00
Balance as of June 30, 2015	1,577,392	$16.80

(1)
In April 2015, upon satisfaction of the performance criteria, substantially all of the outstanding performance-based restricted share units (“PRSUs”) under the 2013 equity-based long-term incentive program vested.

	Stock Options
(in dollars, except number of stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015	1,270,871	$6.72
Granted at fair market value	62,566	$6.10
Forfeited	—	—
Balance as of June 30, 2015	1,333,437	$6.70

Of the above outstanding 1,333,437, stock options, 160,000 options have vested and are exercisable.
Compensation expense for the six months ended June 30, 2015 and 2014 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of  $19 million and $9 million, respectively, which was offset by a decrease of approximately $14 million and $5 million, respectively, due to net share settlements as the cash payment of the taxes was effectively a repurchase of previously granted equity awards.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of June 30, 2015 will be approximately $29 million based on the fair value of the RSUs and the stock options on the grant date.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Income (Loss) Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income (loss) per share:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ million, except share data)	2015	2014	2015	2014
Numerator – Basic and Diluted EPS:
Net income (loss) attributable to the Company	$15	$4	$7	$(25)
Denominator – Basic EPS:
Weighted average common shares outstanding	122,269,482	69,376,053	121,842,792	66,304,416
Income (loss) per share – Basic	$0.13	$0.05	$0.06	$(0.38)
Denominator – Diluted EPS:
Number of shares used for Basic EPS	122,269,482	69,376,053	121,842,792	66,304,416
Weighted average effect of dilutive securities
RSUs	365,951	1,978,495	770,326	—
Stock Options	82,464	71,477	59,645	—
Weighted average common shares outstanding – Diluted	122,717,897	71,426,025	122,672,763	66,304,416
Income (loss) per share – Diluted	$0.12	$0.05	$0.06	$(0.38)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.
For each of the three and six months ended June 30, 2015, the Company had 1.2 million of weighted-average common share equivalents, primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
The increase in the weighted average number of common shares outstanding for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is a result of several debt-for-equity exchanges and the initial public offering of the Company’s common shares during 2014.
13. Subsequent Events
On July 3, 2015, Travelport completed its acquisition of Mobile Travel Technologies Ltd. (“MTT”), a private company based in Dublin, Ireland. MTT is a mobile travel platform and mobile technology provider for global airlines and travel companies. The purchase price for the MTT acquisition was €55 million ($61 million) on a cash-free, debt-free basis. The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities in respect of this acquisition.
On July 31, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the second quarter of 2015, which is payable on September 17, 2015 to shareholders of record on September 3, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2015 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $8 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. We processed approximately $43 billion of travel spending during the six months ended June 30, 2015. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the six months ended June 30, 2015, Air, Beyond Air and Technology Services represented 74%, 21% and 5%, respectively, of our net revenue.
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
We are an early adopter in automated B2B payments, which we believe are redefining payments between travel agencies to travel providers. eNett’s core offering is a Virtual Account Number payment solution that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three and six months ended June 30, 2015, eNett generated revenue of  $20 million and $39 million, respectively, representing an approximately 27% and 26% increase compared to the three and six months ended June 30, 2014, respectively.

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
The table below sets out our performance metrics:
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in $ millions, except per share data, Reported Segments and RevPas)	2015	2014		%	2015	2014		%
Net revenue	$554	$551	3	1	$1,126	$1,123	3	—
Operating income	63	60	3	4	97	135	(38)	(29)
Net income (loss)	16	5	11	236	9	(22)	31	140
Income (loss) per share – diluted (in $)	0.12	0.05	0.07	142	0.06	(0.38)	0.44	115
Adjusted EBITDA(1)	137	146	(9)	(6)	274	297	(23)	(7)
Adjusted Net Income (Loss)(2)	35	(9)	44	*	65	(6)	71	*
Adjusted Income (Loss) per Share – diluted(3) (in $)	0.29	(0.14)	0.43	*	0.53	(0.09)	0.62	*
Net cash provided by operating activities	81	19	62	*	92	42	50	119
Adjusted Free Cash Flow(4)	54	(14)	68	*	33	(18)	51	283
Reported Segments (in millions)	87	90	(3)	(3)	182	187	(5)	(3)
Travel Commerce Platform RevPas (in $)	$6.00	$5.75	$0.25	4	$5.86	$5.68	$0.18	3

*
not meaningful

(1)
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net, and income taxes.

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

(4)
Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions, capital lease and other indebtedness repayments (“Capital Expenditures”).

Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss), as determined under U.S. GAAP. In addition, Adjusted Net Income (Loss) and Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Adjusted Net Income (Loss) and Adjusted EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
We have included Adjusted Net Income (Loss) and Adjusted EBITDA as they are primary metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. They are also used by our Board of Directors to determine incentive compensation for future periods.
The following table provides a reconciliation of net income (loss) to Adjusted Net Income (Loss) and to Adjusted EBITDA:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2015	2014	2015	2014
Net income (loss)	$16	$5	$9	$(22)
Adjustments:
Amortization of intangible assets(1)	19	20	38	39
Loss on early extinguishment of debt	—	9	—	14
Share of (earnings) losses in equity method investments	—	(1)	—	3
Gain on sale of shares of Orbitz Worldwide	—	(52)	(6)	(52)
Equity-based compensation and related taxes	9	8	21	9
Corporate and restructuring costs(2)	6	3	8	6
Other – non cash(3)	(17)	(1)	(7)	(3)
Tax impact of adjustments	2	—	2	—
Adjusted Net Income (Loss)	35	(9)	65	(6)
Adjustments:
Depreciation and amortization of property and equipment	39	37	81	74
Amortization of customer loyalty payments	18	19	36	37
Interest expense, net	39	87	78	170
Remaining provision for income taxes	6	12	14	22
Adjusted EBITDA	$137	$146	$274	$297

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized (gains) losses on foreign currency exchange derivative contracts and revaluation (gains) losses on our euro denominated debt of  $(16) million and $0 million for the three months ended June 30, 2015 and 2014, respectively, and $(6) million and $(1) million for the six months ended June 30, 2015 and 2014, respectively, and (ii) other (gains) of  $(1) million for each of the three months and six months ended June 30, 2015 and $(1) million and $(2) million for the three months and six months ended June 30 2014, respectively.

We have included Adjusted Income (Loss) per Share—diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, which we believe are ongoing costs of doing business, as well as other items which are not allocated to the operating businesses such as interest expense and related taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share—diluted has similar limitations as Adjusted EBITDA and Adjusted Net Income (Loss) and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income/(loss) and net income/(loss) per share for the period. Therefore, we believe it is important to evaluate these measures along with our consolidated condensed statements of operations.
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows” below.
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the six months ended June 30, 2015 and 2014:
	Six Months Ended June 30,
(in percentages)	2015	2014
Asia Pacific	22%	19%
Europe	30	31
Latin America and Canada	4	4
Middle East and Africa	14	14
International	70	68
United States	30	32
Travel Commerce Platform	100%	100%

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 100 LCCs. In addition, we serve numerous Beyond Air travel providers, including over 650,000 hotel properties (of which over 550,000 are independent hotel properties), over 36,000 car rental locations and 61 cruise-line and tour operators. We aggregate travel content across over 68,000 travel agency locations representing approximately 235,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the six months ended June 30, 2015.
Renegotiated Legacy Contracts: In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under the new agreement, which replaced our then existing agreement with Orbitz Worldwide, we paid incremental benefits in 2014, and we will pay further increased fees in later years for each air, car and hotel segment. In addition, Orbitz Worldwide receives wider flexibility to use traditional GDS providers for services, which started in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.
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
Foreign Exchange Fluctuations: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in U.S. dollars, a portion of our operating cost base, primarily commissions, is transacted in non-U.S. dollar currencies (principally, the British pound, Euro and Australian dollar).
Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$554	$551	$3	1
Costs and expenses
Cost of revenue	335	337	(2)	(1)
Selling, general and administrative	98	97	1	2
Depreciation and amortization	58	57	1	2
Total costs and expenses	491	491	—	—
Operating income	63	60	3	4
Interest expense, net	(39)	(87)	48	56
Loss on early extinguishment of debt	—	(9)	9	100
Gain on sale of shares of Orbitz Worldwide	—	52	(52)	(100)
Income before income taxes and share of earnings in equity method investments	24	16	8	50
Provision for income taxes	(8)	(12)	4	38
Share of earnings in equity method investments	—	1	(1)	(122)
Net income	$16	$5	$11	236

*
Not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Air	$400	$410	$(10)	(2)
Beyond Air	122	108	14	12
Travel Commerce Platform	522	518	4	1
Technology Services	32	33	(1)	(3)
Net Revenue	$554	$551	$3	1

During the three months ended June 30, 2015, Net revenue increased by $3 million, or 1%, compared to the three months ended June 30, 2014. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $4 million, or 1%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended June 30,		Change
	2015	2014		%
Travel Commerce Platform RevPas (in $)	$6.00	$5.75	$0.25	4
Reported Segments (in millions)	87	90	(3)	(3)
The increase in Travel Commerce Platform revenue of  $4 million, or 1%, was due to a $14 million, or 12%, increase in Beyond Air revenue, offset by a $10 million, or 2%, decrease in Air revenue. Overall, there was a 4% increase in Travel Commerce Platform RevPas, offset by a 3% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in payment solutions and hospitality revenue. The value of transactions processed on the Travel Commerce Platform decreased to $21.6 billion for the three months ended June 30, 2015 from $23.7 billion for the three months ended June 30, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airline tickets issued decreased to 30 million from 31 million, and our percentage of Air revenue from away bookings increased to 65% from 63%. We increased our hospitality segments per 100 airline tickets issued to 48 from 43, our car rental days sold to 24 million from 22 million and our hotel room nights sold to 17 million from 16 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$115	$100	$15	15
Europe	150	155	(5)	(3)
Latin America and Canada	24	22	2	10
Middle East and Africa	75	75	—	—
International	364	352	12	3
United States	158	166	(8)	(5)
Travel Commerce Platform	$522	$518	$4	1

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	16	14	2	13	$7.19	$7.09	$0.10	2
Europe	20	22	(2)	(8)	$7.47	$7.14	$0.33	5
Latin America and Canada	4	4	—	13	$5.77	$5.92	$(0.15)	(3)
Middle East and Africa	10	10	—	(3)	$7.51	$7.31	$0.20	3
International	50	50	—	1	$7.25	$7.07	$0.18	3
United States	37	40	(3)	(8)	$4.30	$4.13	$0.17	4
Travel Commerce Platform	87	90	(3)	(3)	$6.00	$5.75	$0.25	4

International
Our International Travel Commerce Platform revenue increased $12 million, or 3%, due to a 3% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was a result of growth in our Beyond Air offerings, including growth in payment solutions, hospitality and advertising. Our International Travel Commerce Platform revenue as a percentage of Total Commerce Platform revenue was 70% for the three months ended June 30, 2015 compared to 68% for the three months ended June 30, 2014.
Asia Pacific
Revenue in Asia Pacific increased $15 million, or 15%, due to a 13% increase in Reported Segments and a 2% increase in RevPas. Reported Segments increased due to strong growth in India, South Korea, Hong Kong and Australia. RevPas increased primarily due to growth in Air revenue.
Europe
Revenue in Europe decreased $5 million, or 3%, primarily due to an 8% decrease in Reported Segments, offset by a 5% increase in RevPas.
Latin America and Canada
Revenue in Latin America and Canada increased $2 million, or 10%, due to a 13% increase in Reported Segments offset by a 3% decrease in RevPas. Reported Segments increased primarily due to strong growth in Canada and Columbia.
Middle East and Africa
Revenue in the Middle East and Africa remained flat at $75 million. Increase in Beyond Air revenue contributing to a 3% increase in RevPas was offset by a 3% decrease in Reported Segments.
United States
Revenue in the United States decreased $8 million, or 5%, primarily due to an 8% decrease in Reported Segments, driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, offset by a 4% increase in RevPas.
Technology Services
Technology Services revenue decreased marginally by $1 million, or 3%, with the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014) being largely offset by growth elsewhere in IT solutions and application development services.

Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Commissions	$259	$258	$1	—
Technology costs	76	79	(3)	(4)
Cost of revenue	$335	$337	$(2)	(1)

Cost of revenue decreased by $2 million, or 1%, as a result of a $3 million, or 4%, decrease in technology costs, offset by a $1 million increase in commission costs. Commissions paid to travel agencies increased marginally due to a 2% increase in travel distribution cost per segment and incremental commission costs from our payment processing business, offset by a 3% decrease in Reported Segments. Commissions included amortization of customer loyalty payments of  $18 million and $19 million for the three months ended June 30, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $3 million, or 4%, due to efficiencies achieved through continued investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Workforce	$72	$73	$(1)	(2)
Non-workforce	28	14	14	92
Sub-total	100	87	13	14
Non-core corporate costs	(2)	10	(12)	(115)
SG&A	$98	$97	$1	2

SG&A expenses increased by $1 million, or 2%, during the three months ended June 30, 2015 compared to June 30, 2014. SG&A expenses included $(2) million and $10 million of  (credits) charges for the three months ended June 30, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased by $13 million, or 14%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, decreased by $1 million, or 2%. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $14 million, or 92%, primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense.
Non-core corporate (credits) costs of  $(2) million and $10 million for the three months ended June 30, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of  $12 million in costs is primarily due to $16 million increase of unrealized foreign exchange gains on derivatives, partially offset by a $3 million increase in corporate and restructuring costs.

Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$39	$37	$2	3
Amortization of acquired intangible assets	19	20	(1)	(1)
Total depreciation and amortization	$58	$57	$1	2

Total depreciation and amortization increased marginally by $1 million, or 2%. Depreciation on property and equipment increased by $2 million, or 3%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform.
Interest Expense, Net
Interest expense, net, decreased by $48 million, or 56%, due to several de-leveraging transactions including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.
Loss on Early Extinguishment of Debt
During the three months ended June 30, 2014, we cancelled $122 million of our senior subordinated notes and $60 million of our senior notes, which resulted in a loss on early extinguishment of debt of  $9 million.
Gain on Sale of Shares of Orbitz Worldwide
During the three months ended June 30, 2014, we sold 8.6 million shares of common stock of Orbitz Worldwide in an underwritten public offering and recognized a gain of  $52 million.
Provision for Income Taxes
Our tax provision differs significantly from the U.S. Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
Share of Earnings in Equity Method Investments
Our share of earnings in equity method investments was $0 million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and in 2014 was primarily from our equity investment in Orbitz Worldwide.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$1,126	$1,123	$3	—
Costs and expenses
Cost of revenue	684	690	(6)	(1)
Selling, general and administrative	226	185	41	22
Depreciation and amortization	119	113	6	6
Total costs and expenses	1,029	988	41	4
Operating income	97	135	(38)	(29)
Interest expense, net	(78)	(170)	92	54
Loss on early extinguishment of debt	—	(14)	14	100
Gain on sale of shares of Orbitz Worldwide	6	52	(46)	(88)
Income before income taxes and share of losses in equity method investments	25	3	22	*
Provision for income taxes	(16)	(22)	6	30
Share of losses in equity method investments	—	(3)	3	95
Net income (loss)	$9	$(22)	$31	140

*
Not meaningful

Net Revenue
Net revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Air	$832	$855	$(23)	(3)
Beyond Air	232	205	27	13
Travel Commerce Platform	1,064	1,060	4	—
Technology Services	62	63	(1)	(1)
Net Revenue	$1,126	$1,123	$3	—

During the six months ended June 30, 2015, Net revenue increased by $3 million, compared to the six months ended June 30, 2014. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $4 million.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Six Months Ended June 30,		Change
	2015	2014	$	%
Travel Commerce Platform RevPas (in $)	$5.86	$5.68	$0.18	3
Reported Segments (in millions)	182	187	(5)	(3)
The increase in Travel Commerce Platform revenue of  $4 million was due to a $27 million, or 13%, increase in Beyond Air revenue, offset by a $23 million, or 3%, decrease in Air revenue. Overall, there was a 3% increase in Travel Commerce Platform RevPas, offset by a 3% decrease in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in payment solutions and hospitality revenue. The value of transactions processed on the Travel Commerce Platform decreased to $43.5 billion for the six months ended June 30, 2015 from $46.6 billion for the six months ended June 30, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airline tickets issued decreased to 61 million from 64 million and our percentage of Air revenue from away bookings increased to 65% from 63%. We increased our hospitality segments per 100 airline tickets issued to 45 from 40, our car rental days sold to 45 million from 41 million and our hotel room nights sold to 33 million from 31 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$233	$201	$32	15
Europe	316	333	(17)	(5)
Latin America and Canada	48	45	3	6
Middle East and Africa	148	147	1	1
International	745	726	19	3
United States	319	334	(15)	(4)
Travel Commerce Platform	$1,064	$1,060	$4	—

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	33	30	3	12	$7.12	$6.89	$0.23	3
Europe	43	47	(4)	(9)	$7.33	$7.05	$0.28	4
Latin America and Canada	8	8	—	10	$5.67	$5.84	$(0.17)	(3)
Middle East and Africa	20	20	—	(2)	$7.45	$7.21	$0.24	3
International	104	105	(1)	—	$7.15	$6.95	$0.20	3
United States	78	82	(4)	(6)	$4.12	$4.07	$0.05	1
Travel Commerce Platform	182	187	(5)	(3)	$5.86	$5.68	$0.18	3

International
Our International Travel Commerce Platform revenue increased $19 million, or 3%, due to a 3% increase in RevPas. The increase in RevPas was a result of growth in our Beyond Air offerings including growth in payment solutions, hospitality and advertising. Our International Travel commerce Platform revenue as a percentage of Total Commerce Platform revenue was 70% for the six months ended June 30, 2015 compared to 69% for the six months ended June 30, 2014.
Asia Pacific
Revenue in Asia Pacific increased $32 million, or 15%, due to a 3% increase in RevPas and a 12% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air, including increased revenue from other platform services. Reported Segments increased due to strong growth in India, South Korea, Hong Kong and Australia.
Europe
Revenue in Europe decreased $17 million, or 5%, due to a 9% decrease in Reported Segments, offset by a 4% increase in RevPas.

Latin America and Canada
Revenue in Latin America and Canada increased $3 million, or 6%, due to a 10% increase in Reported Segments offset by a 3% decrease in RevPas. Reported Segments increased primarily due to strong growth in Canada and Colombia.
Middle East and Africa
Revenue in the Middle East and Africa increased $1 million, or 1%, due to a 3% increase in RevPas as a result of an increase in Beyond Air revenue, offset by a 2% decrease in Reported Segments.
United States
Revenue in the United States decreased $15 million, or 4%, primarily due to a 6% decrease in Reported Segments, which was driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, offset by a 1% increase in RevPas.
Technology Services
Technology Services revenue decreased by $1 million, or 1%, with the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014) being largely offset by growth elsewhere in IT solutions and application development services.
Cost of Revenue
Cost of revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Commissions	$529	$535	$(6)	(1)
Technology costs	155	155	—	—
Cost of revenue	$684	$690	$(6)	(1)

Cost of revenue decreased by $6 million, or 1%, as a result of a $6 million, or 1%, decrease in commission costs. Commissions paid to travel agencies decreased due to a 3% decrease in Reported Segments, offset by incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of  $36 million and $37 million for the six months ended June 30, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services remained flat at $155 million.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Workforce	$152	$148	$4	3
Non-workforce	52	25	27	105
Sub-total	204	173	31	18
Non-core corporate costs	22	12	10	83
SG&A	$226	$185	$41	22

SG&A expenses increased by $41 million, or 22%, during the six months ended June 30, 2015 compared to June 30, 2014. SG&A expenses included $22 million and $12 million of charges for the six months ended June 30, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased by $31 million, or 18%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $4 million, or 3%, primarily as a result of increased expenses related to the expansion of the Travel Commerce Platform through acquisition and go-to-market capabilities. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $27 million, primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense, and other incremental public company expenses of $3 million.
Non-core corporate costs of  $22 million and $12 million for the six months ended June 30, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The increase of  $10 million is primarily due to a $12 million increase in our equity-based compensation and related taxes.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$81	$74	$7	10
Amortization of acquired intangible assets	38	39	(1)	(2)
Total depreciation and amortization	$119	$113	$6	6

Total depreciation and amortization increased by $6 million, or 6%. Depreciation on property and equipment increased by $7 million, or 10%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform.
Interest Expense, Net
Interest expense, net, decreased $92 million, or 54%, due to several de-leveraging transactions, including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2014, we cancelled $257 million of our senior subordinated notes and $60 million of our senior notes, which resulted in a loss on early extinguishment of debt of  $14 million.
Gain on Sale of Shares of Orbitz Worldwide
In February 2015, we sold all of our remaining shares of common stock of Orbitz Worldwide, which were classified as available-for-sale securities, and realized a gain of  $6 million. During the six months ended June 30, 2014, we sold 8.6 million shares of common stock of Orbitz Worldwide in an underwritten public offering and recognized a gain of  $52 million.
Provision for Income Taxes
Our tax provision differs significantly from the U.S. Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.

Share of Losses in Equity Method Investments
Our share of losses in equity method investments was $0 million and $3 million for the six months ended June 30, 2015 and 2014, respectively, and in 2014 was primarily from our equity investment in Orbitz Worldwide.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of June 30, 2015, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:
(in $ millions)	June 30, 2015
Cash and cash equivalents	$127
Cash held as collateral	22
Revolver availability	113
With the cash and cash equivalents on our consolidated condensed balance sheet, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.
Working Capital
Our cash flows from operations are significantly impacted by revenue derived from, and commissions paid to, travel providers and travel agencies. The end of period balance sheet items related to this activity is referred to as “Trading Working Capital” and consist of accounts receivables and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions. We view Trading Working Capital as a key liquidity measure to understand our cash sources and uses from operations.
The table below sets out our Trading Working Capital as of June 30, 2015 and December 31, 2014, which is then reconciled to our Working Capital:
	Asset (Liability)
(in $ millions)	June 30, 2015	December 31, 2014	Change
Accounts Receivable, net	$232	$184	$48
Accrued commissions and incentives	(272)	(260)	(12)
Deferred revenue and prepaid incentives, net	(17)	(15)	(2)
Trading Working Capital	(57)	(91)	34
Cash and cash equivalents	127	139	(12)
Accounts payable and employee related	(127)	(132)	5
Accrued interest	(18)	(18)	—
Current portion of long-term debt	(58)	(56)	(2)
Taxes	14	17	(3)
Other assets (liabilities), net	7	(2)	9
Working Capital	$(112)	$(143)	$31
Consolidated Balance Sheets:
Total current assets	$455	$412	$43
Total current liabilities	(567)	(555)	(12)
Working Capital	$(112)	$(143)	$31

As of June 30, 2015, we had a Working Capital net liability of  $112 million, compared to $143 million as of December 31, 2014, a decrease of  $31 million. The $31 million decrease in net liability is primarily due to a $34 million improvement in Trading Working Capital net liability, as described below, a $5 million decrease in accounts payable and employee related, a $9 million decrease in other liabilities, net, offset by a $12 million decrease in cash and cash equivalents as discussed in “Cash Flows” below.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase. The fluctuations in these balances are the primary contributors to the changes to our Trading Working Capital.
As of June 30, 2015 and December 31, 2014, our Trading Working Capital as a percentage of net revenue earned during the last twelve months was 3% and 4%, respectively.
The table below sets out information on our accounts receivable:
	June 30, 2015	December 31, 2014	Change
Accounts receivable, net (in $ millions)	$232	$184	$48
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	37	1
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the six months ended June 30, 2015, Air revenue accounted for approximately 74% of our revenue, however, only 49% of our outstanding receivables related to customers using ACH as of June 30, 2015. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period was 38 DSO for total accounts receivable, net, at June 30, 2015, as compared to 37 DSO at December 31, 2014. The increase in our DSO is primarily due to the growth of our Beyond Air revenue, which along with growth in our Air revenue in the month of June 2015 compared to December 2014, contributed to the increase in our accounts receivable, net, balance. We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $48 million from December 31, 2014 to June 30, 2015, and our accrued commissions and incentives increased by $12 million from December 31, 2014 to June 30, 2015, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:
	Six Months Ended June 30,		Change
(in $ millions)	2015	2014	$
Cash provided by (used in):
Operating activities	$92	$42	$50
Investing activities	(46)	(20)	(26)
Financing activities	(57)	(83)	26
Effect of exchange rate changes	(1)	—	(1)
Net decrease in cash and cash equivalents	$(12)	$(61)	$49

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
Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under U.S. GAAP. These measures are not a measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to net earnings or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flows from operating activities as measures of liquidity.
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Six Months Ended, June 30
(in $ millions)	2015	2014
Adjusted EBITDA	$274	$297
Interest payments	(73)	(150)
Tax payments	(13)	(13)
Customer loyalty payments	(42)	(45)
Changes in Trading Working Capital	(34)	14
Changes in accounts payable and employee related payables	(6)	(32)
Pensions liability contribution	(2)	(3)
Changes in other assets and liabilities	(3)	(17)
Other adjusting items(1)	(9)	(9)
Net cash provided by operating activities	92	42
Add: other adjusting items(1)	9	9
Less: capital expenditures on property and equipment additions	(52)	(54)
Less: repayment of capital lease obligations	(16)	(15)
Adjusted Free Cash Flow	33	(18)
Add: interest paid	73	150
Unlevered Adjusted Free Cash Flow	$106	$132

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These comprise of  $9 million of payments relating to corporate cost payments during each of the six months ended June 30, 2015 and 2014.

As of June 30, 2015, we had $127 million of cash and cash equivalents, a decrease of  $12 million compared to December 31, 2014. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Operating activities: For the six months ended June 30, 2015, cash provided by operating activities was $92 million compared to $42 million for the six months ended June 30, 2014. The increase of  $50 million is primarily a result of a $77 million decrease in interest payments partially offset by lower operating income and increased use of working capital.

Investing activities: The cash used in investing activities for the six months ended June 30, 2015 was $46 million compared to $20 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, $54 million of cash proceeds from the sale of a portion of shares of common stock of Orbitz Worldwide was partially offset by the other cash outflows which resulted in lower cash outflows from investing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2015.
Our investing activities for the six months ended June 30, 2015 and 2014 include:
	Six Months Ended June 30,
(in $ millions)	2015	2014
Cash additions to software developed for internal use	$37	$41
Cash additions to computer equipment	15	13
Total	$52	$54

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and capital lease repayments and was $68 million and $69 million for the six months ended June 30, 2015 and 2014, respectively.
Financing activities: Cash used in financing activities for the six months ended June 30, 2015 was $57 million. The decrease of  $26 million is primarily due to the $65 million purchase of additional equity in eNett during the six months ended June 30, 2014, partially offset by $19 million in dividend payments and $14 million payment of taxes relating to the vesting of equity awards during the six months ended June 30, 2015.
Financing Arrangements
As of June 30, 2015, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other financial indebtedness. The following table summarizes our Net Debt position as of June 30, 2015 and December 31, 2014:
(in $ millions)	Interest rate	Maturity	June 30, 2015	December 31, 2014
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,337	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			122	93
Total debt			2,459	2,440
Less: cash and cash equivalents			(127)	(139)
Less: cash held as collateral			(22)	(26)
Net Debt(2)			$2,310	$2,275

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

During the six months ended June 30, 2015, we (i) repaid $12 million of our quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $3 million each of debt finance costs and $2 million of debt discount and (iii) repaid $16 million and terminated $40 million of our capital leases and entered into $65 million of new capital leases for information technology assets.
In March 2015, our credit rating improved and under the terms of our senior secured credit agreement, the applicable rate in respect of our term loans was reduced by 0.25%, with immediate effect. The interest rate applicable to the term loans is currently based on, at our election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 4.75% for term loans.
Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of June 30, 2015, we had no outstanding borrowings under our revolving credit facility and had utilized $12 million for the issuance of letters of credit, with a balance of  $113 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2015, we had $21 million of cash collateralized letters of credit issued and outstanding, against which we had provided $22 million as cash collateral.
Substantially all of our debt is scheduled for repayment in September 2021.
Travelport Finance (Luxembourg) S.a.r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under our senior secured credit agreement. All obligations under our senior secured credit agreement are unconditionally guaranteed by certain of our wholly owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the Obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.
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

As of June 30, 2015, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.61 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
We re-evaluate our capital structure from time to time, including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.
Foreign Currency and Interest Rate Risk
Our debt is denominated in U.S. dollars and is exposed to interest rate risks. The primary interest rate risk exposure as of June 2015 was the impact of LIBOR interest rates on our dollar denominated variable rate term loan borrowings. Our term loans have a 1.00% LIBOR floor. During the six months ended June 30, 2015, LIBOR rates were below 1.00%.
During the six months ended June 30, 2014, we were also exposed to interest rate fluctuations in Europe, especially EURIBOR interest rates and to foreign currency exchange rate movements related to our euro denominated debt. In 2014, we used hedging strategies and derivative financial instruments to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt.
We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.
During the six months ended June 30, 2015 and 2014, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges except for interest rate cap derivative instruments for 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $0 million and $8 million for the six months ended June 30, 2015 and 2014, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(5) million and $2 million for the six months ended June 30, 2015 and 2014, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
For the six months ended June 30, 2014, we had designated interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of  $4 million, as a component of other comprehensive loss.
As of June 30, 2015, our foreign exchange derivative contracts cover transactions for a period that does not exceed one year and we had a net liability position of  $7 million related to derivative instruments associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.
Contractual Obligations
As of June 30, 2015, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Other Off-Balance Sheet Arrangements
We had no other off balance sheet arrangements during the six months ended June 30, 2015.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the US dollar as of June 30, 2015. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of June 30, 2015 would increase our annualized interest charge by $7 million. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of June 30, 2015 would not change our annualized interest charge. We have determined, through such sensitivity analysis, that the impact of a 10% increase (decrease) in foreign currency exchange rates with respect to our outstanding foreign currency derivative contracts as of June 30, 2015, in relation to the British pound, Euro and Australian dollar would result in a charge (credit) of  $27 million to our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the six months ended June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
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

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Consumer Antitrust Class Action.   On July 14, 2015 and July 17, 2015, approximately 24 plaintiffs filed purported class action lawsuits against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport and Kolman et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport). To date, we have been served with one of the complaints. In each lawsuit, the plaintiffs allege violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among the defendants to maintain higher fees and restrict competition for airfare bookings that prevents airline discounting. The suits seek injunctive relief and damages. At this time, the outcome of these lawsuits cannot be determined, but we believe the plaintiffs’ claims are without merit, and we intend to defend the claims vigorously; however, we believe the plaintiffs will allege damages that would be material to us if there was an adverse ruling against us.
Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on February 27, 2015 and May 6, 2015, respectively.
Item 1A. RISK FACTORS.
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
We continue to monitor the situation in Greece and the potential impact on our business. As of June 30, 2015, our total Greece related assets were $26 million, primarily comprised of VAT receivables, trade receivables, and customer loyalty payments and prepaid incentives.
It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown. For the year ended December 31, 2014 and the six months ended June 30, 2015, we recorded revenue of  $161 million and $79 million, respectively, derived from operations within the southern eurozone countries, which are comprised of Greece, Italy, Spain and Portugal. This represents approximately 7% and 7% of our net revenue for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively.
Other than as set forth above, there have been no material changes in the risks factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item IA, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on February 27, 2015 and May 6, 2015, respectively.
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
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2015 were approximately $145,000 and $104,000, respectively.
Item 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: August 4, 2015	By: /s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer
Date: August 4, 2015	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document