Form 10-Q
period 2015-09-30
Travelport Worldwide LTD
filed 2015-11-02
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2015, there were 122,653,593 common shares of the Registrants’ common stock, par value $0.0025 per share, outstanding.

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

•
our ability to grow adjacencies, such as payment and mobile solutions;

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 4, 2015, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ millions, except share data)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net revenue	$560	$529	$1,686	$1,652
Costs and expenses
Cost of revenue	336	320	1,020	1,010
Selling, general and administrative	114	130	340	315
Depreciation and amortization	56	58	175	171
Total costs and expenses	506	508	1,535	1,496
Operating income	54	21	151	156
Interest expense, net	(40)	(67)	(118)	(237)
Loss on early extinguishment of debt	—	(94)	—	(108)
Gain on sale of shares of Orbitz Worldwide	—	304	6	356
Income before income taxes and share of (losses) earnings in equity method investments	14	164	39	167
Provision for income taxes	(8)	(11)	(24)	(33)
Share of (losses) earnings in equity method investments	(1)	2	(1)	(1)
Net income	5	155	14	133
Net income attributable to non-controlling interest in subsidiaries	(1)	(1)	(3)	(4)
Net income attributable to the Company	$4	$154	$11	$129
Income per share – Basic:
Income per share	$0.03	$1.75	$0.09	$1.75
Weighted average common shares outstanding – Basic	122,495,392	88,254,078	122,062,715	73,701,371
Income per share – Diluted:
Income per share	$0.03	$1.71	$0.09	$1.70
Weighted average common shares outstanding – Diluted	122,724,141	90,464,651	122,563,359	76,073,381
Cash dividends declared per Common Share	$0.075	$—	$0.225	$—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in $ millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income	$5	$155	$14	$133
Other comprehensive loss, net of tax:
Currency translation adjustment, net of tax	(3)	(7)	(9)	(5)
Changes in gain on available-for-sale securities, net of tax	—	6	(6)	6
Changes in loss on cash flow hedges, net of tax	—	—	—	4
Changes in loss on equity investment, net of tax	—	(3)	—	(7)
Other comprehensive loss, net of tax	(3)	(4)	(15)	(2)
Comprehensive income (loss)	2	151	(1)	131
Comprehensive income attributable to non-controlling interest in subsidiaries	(1)	(1)	(3)	(4)
Comprehensive income (loss) attributable to the Company	$1	$150	$(4)	$127

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$101	$139
Accounts receivable (net of allowances for doubtful accounts of $14 and $14)	237	184
Deferred income taxes	3	5
Other current assets	116	84
Total current assets	457	412
Property and equipment, net	449	414
Goodwill	1,055	997
Trademarks and tradenames	314	314
Other intangible assets, net	564	619
Cash held as collateral	—	26
Deferred income taxes	9	9
Other non-current assets	90	101
Total assets	$2,938	$2,892
Liabilities and equity
Current liabilities:
Accounts payable	$64	$73
Accrued expenses and other current liabilities	463	426
Current portion of long-term debt	67	56
Total current liabilities	594	555
Long-term debt	2,405	2,384
Deferred income taxes	57	54
Other non-current liabilities	241	237
Total liabilities	3,297	3,230
Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of both September 30, 2015 and December 31, 2014)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,262,703 shares and 122,505,599 shares issued; 122,500,140 shares and 121,411,360 shares outstanding as of September 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid in capital	2,724	2,715
Treasury shares, at cost (1,762,563 shares and 1,094,239 shares as of September 30, 2015 and December 31, 2014, respectively)	(28)	—
Accumulated deficit	(2,887)	(2,898)
Accumulated other comprehensive loss	(189)	(174)
Total shareholders’ equity (deficit)	(380)	(357)
Equity attributable to non-controlling interest in subsidiaries	21	19
Total equity (deficit)	(359)	(338)
Total liabilities and equity	$2,938	$2,892

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating activities
Net income	$14	$133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	175	171
Amortization of customer loyalty payments	51	56
Gain on sale of shares of Orbitz Worldwide	(6)	(356)
Amortization of debt finance costs	5	8
Accrual of repayment fee and amortization of debt discount	3	7
Loss on early extinguishment of debt	—	108
(Gain) loss on foreign exchange derivative instruments	(7)	10
Payment-in-kind interest	—	17
Share of losses in equity method investments	1	1
Equity-based compensation	25	30
Deferred income taxes	4	9
Customer loyalty payments	(56)	(66)
Pension liability contribution	(2)	(5)
Changes in assets and liabilities:
Accounts receivable	(49)	(51)
Other current assets	(39)	(1)
Accounts payable, accrued expenses and other current liabilities	32	(88)
Other	3	6
Net cash provided by (used in) operating activities	$154	$(11)
Investing activities
Property and equipment additions	$(76)	$(83)
Proceeds from sale of shares of Orbitz Worldwide	6	366
Business acquired, net of cash	(61)	(10)
Purchase of equity method investment	—	(10)
Net cash (used in) provided by investing activities	$(131)	$263

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Financing activities
Proceeds from issuance of common shares in initial public offering	$—	$445
Proceeds from term loans	—	2,345
Proceeds from bridge loans	—	425
Repayment of term loans under senior secured credit agreement	(18)	(1,477)
Repayment of bridge loans	—	(425)
Repayment of term loans under second lien credit agreement	—	(863)
Repurchase / repayment of senior notes and senior subordinated notes	—	(588)
Proceeds from revolver borrowings	30	75
Repayment of revolver borrowings	(30)	(75)
Repayment of capital lease obligations and other indebtedness	(26)	(23)
Release of cash provided as collateral	26	29
Payment related to early extinguishment of debt	—	(46)
Purchase of non-controlling interest in subsidiary	—	(65)
Debt finance costs	—	(37)
Dividend to shareholders	(28)	(2)
Tax withholding for equity awards (Note 1)	(1)	(5)
Treasury share purchase related to vesting of equity awards (Note 1)	(13)	—
Proceeds from settlement of derivative instruments	—	3
Other	—	4
Net cash used in financing activities	$(60)	$(280)
Effect of changes in exchange rate on cash and cash equivalents	(1)	(1)
Net decrease in cash and cash equivalents	(38)	(29)
Cash and cash equivalents at beginning of period	139	154
Cash and cash equivalents at end of period	$101	$125
Supplementary disclosures of cash flow information
Interest payments	109	263
Income tax payments, net	18	19
Non-cash exchange of debt for equity	—	571
Non-cash capital leases additions (Note 4)	86	14
Non-cash purchase of property and equipment	34	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ millions, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2014	122,505,599	$—	$2,715	—	$—	$(2,898)	$(174)	$19	$(338)
Change in accounting policy for treasury shares (Note 1)	—	—	17	1,094,239	(17)	—	—	—	—
Dividend to shareholders	—	—	(28)	—	—	—	—	(1)	(29)
Equity-based compensation	1,757,104	—	20	—	—	—	—	—	20
Treasury shares activity related to vesting of equity awards	—	—	—	668,324	(11)	—	—	—	(11)
Comprehensive income (loss), net of tax	—	—	—	—	—	11	(15)	3	(1)
Balance as of September 30, 2015	124,262,703	$—	$2,724	1,762,563	$(28)	$(2,887)	$(189)	$21	$(359)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment and other solutions for the global travel and tourism industry. With a presence in approximately 170 countries, the Travelport business is comprised of:
The Travel Commerce Platform, through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business to business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the needs of travel agencies to efficiently and securely make payments to travel providers globally. The Company also provides travel companies with a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services including apps, mobile web and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.
Through its Technology Services, Travelport provides critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company hosts reservations, inventory management and other related critical systems for Delta Air Lines Inc.
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
Accounting for Treasury Shares
On July 1, 2015, the Company elected to change its method of accounting for treasury shares. On vesting of equity awards granted to employees, the Company pays taxes on behalf of the employees in return for the employees returning an equivalent value of shares to the Company. Previously, the Company considered such shares withheld as constructively retired and reduced its common shares and additional paid-in capital. The treasury shares are now retained for purposes other than retirement and, thereby, the Company considers it preferable to present the shares withheld from net share settlement activity as treasury shares.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation (Continued)

The Company believes that its new accounting method is preferable as it more closely depicts the underlying intent of the shares withheld. In addition, the Company believes that the new presentation in shareholders’ equity provides greater visibility of treasury share activity.
The Company’s new method of accounting will present treasury shares as a separate component of shareholders’ equity. This change is limited to reclassifications within shareholders’ equity and has no effect on operating income, net income, total assets or cash flows. The adoption of this new accounting policy did not have any material impact on the financial statements for prior periods.
2. Recently Issued Accounting Pronouncements
Business Combination
In September 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for measurement-period adjustments following a business combination. Under previous guidance, when an acquirer identified an adjustment to provisional amounts during the measurement period, the acquirer was required to revise comparative information for prior periods, including making any change in depreciation, amortization, or other income effects recognized in completing the initial accounting, as if the accounting for the business combination had been completed as of the acquisition date. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, and must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been previously issued. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
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
In August 2015, the FASB decided to delay the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to defer the application date and, consequently, the May 2014 revenue recognition guidance will be applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated condensed financial statements.
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

issuance costs which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. In August 2015, the FASB issued further guidance to clarify SEC staff position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements whereby such costs could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. These guidance are applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. The Company had unamortized debt issuance costs in relation to its term loans of $25 million and $28 million as of September 30, 2015 and December 31, 2014, respectively. These costs will be reclassified from other non-current assets to long-term debt upon adoption of the guidance.
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
3. Other Current Assets
Other current assets consisted of:
(in $ millions)	September 30, 2015	December 31, 2014
Prepaid incentives	$30	$13
Prepaid expenses	29	20
Sales and use tax receivables	27	28
Restricted cash	14	9
Derivative assets	1	—
Available-for-sale securities	—	6
Other	15	8
	$116	$84

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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	September 30, 2015			December 31, 2014
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$833	$(604)	$229	$772	$(554)	$218
Computer equipment	297	(156)	141	297	(175)	122
Building and leasehold improvements	23	(8)	15	24	(9)	15
Construction in progress	64	—	64	59	—	59
	$1,217	$(768)	$449	$1,152	$(738)	$414

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $38 million and $39 million during the three months ended September 30, 2015 and 2014, respectively. The Company recorded depreciation expense of $119 million and $113 million during the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015 and December 31, 2014, the Company had capital lease assets of  $170 million and $152 million, respectively, with accumulated depreciation of  $58 million and $63 million, respectively, included within computer equipment. During the nine months ended September 30, 2015, the Company terminated certain of its capital lease arrangements retiring $40 million of assets and simultaneously acquiring $86 million of similar assets under capital leases. During the same period, the Company also purchased $34 million of software in a non-cash transaction, partially financing it through a third-party.
The amount of interest on capital projects capitalized was $1 million and $2 million for the three months ended September 30, 2015 and 2014, respectively. The amount of interest on capital projects capitalized was $2 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and September 30, 2015 are as follows:
(in $ millions)	January 1, 2015	Additions	Retirements	Foreign Exchange	September 30, 2015
Non-Amortizable Assets:
Goodwill	$997	$58	$—	$—	$1,055
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	(3)	1	1,127
Accumulated amortization	(687)	(56)	3	(1)	(741)
Acquired intangible assets, net	442	(56)	—	—	386
Customer loyalty payments	334	58	(75)	(6)	311
Accumulated amortization	(157)	(51)	75	—	(133)
Customer loyalty payments, net	177	7	—	(6)	178
Other intangible assets, net	$619	$(49)	$—	$(6)	$564

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

On July 3, 2015, the Company completed the cash acquisition of Mobile Travel Technologies Ltd. (“MTT”), a private company based in Dublin, Ireland. MTT is a mobile travel platform and mobile technology provider for global airlines and travel companies. The purchase price was €55 million ($61 million), net of cash acquired. The preliminary fair values of the net tangible assets acquired and liabilities assumed in connection with the purchase of MTT have been recognized in the consolidated condensed balance sheet based upon their preliminary values at July 3, 2015. The excess of the purchase price over the preliminary fair values of the net tangible assets was recorded as goodwill. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.
The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities in respect of an acquisition made in December 2014 for total cash consideration of $5 million.
The Company paid cash of $56 million and $66 million for customer loyalty payments during the nine months ended September 30, 2015 and 2014, respectively. Further, as of September 30, 2015 and December 31, 2014, the Company had balances payable of $59 million and $52 million, respectively, for customer loyalty payments (see Note 6—Accrued Expenses and Other Current Liabilities).
Amortization expense for acquired intangible assets, which consists of customer relationships, was $18 million and $19 million for the three months ended September 30, 2015 and 2014, respectively, and $56 million and $58 million for the nine months ended September 30, 2015 and 2014, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $15 million and $19 million for the three months ended September 30, 2015 and 2014, respectively, and $51 million and $56 million for the nine months ended September 30, 2015 and 2014, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ millions)	September 30, 2015	December 31, 2014
Accrued commissions and incentives	$280	$260
Accrued payroll and related	68	59
Deferred revenue	36	27
Accrued interest expense	18	18
Customer prepayments	14	9
Income tax payable	17	16
Derivative contracts	9	16
Pension and post-retirement benefit liabilities	1	2
Other	20	19
	$463	$426

Included in accrued commissions and incentives are $59 million and $52 million of accrued customer loyalty payments as of September 30, 2015 and December 31, 2014, respectively.
7. Long-Term Debt
Long-term debt consisted of:
(in $ millions)	Interest rate	Maturity	September 30, 2015	December 31, 2014
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,332	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			140	93
Total debt			2,472	2,440
Less: current portion			67	56
Long-term debt			$2,405	$2,384

(1)
Minimum LIBOR floor of 1.00%

During the nine months ended September 30, 2015, the Company (i) repaid $18 million of its quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $5 million of debt finance costs and $3 million of debt discount, (iii) repaid $25 million and terminated $40 million of its capital leases and entered into $86 million of new capital leases for information technology assets and (iv) incurred $27 million of other indebtedness of which $1 million was repaid.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Long-Term Debt (Continued)

Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the three months ended September 30, 2015, the Company borrowed and repaid $30 million under this facility. As of September 30, 2015, the Company had no outstanding borrowings under its revolving credit facility and utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. In July 2015, all cash collateralized letters of credit were terminated and the Company received the outstanding balance of cash provided as collateral. As of September 30, 2015, there were no outstanding cash collateralized letters of credit.
As of September 30, 2015, the Company was in compliance with all debt covenants under the senior secured credit agreement.
8. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2015, there was no material change in the Company’s foreign currency risk management policies or in its fair value methodology. As of September 30, 2015, the Company had a net liability position of $9 million related to derivative financial instruments associated with its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.
The primary interest rate risk exposure as of September 30, 2015 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loan borrowings. The term loans have a 1.00% LIBOR floor. During the nine months ended September 30, 2015, LIBOR rates were below 1.00%.
Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ millions)	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Foreign currency forward contracts	Other current assets	$1	$—	Accrued expenses and other current liabilities	$(9)	$(16)
Foreign currency forward contracts		—	—	Other non-current liabilities	(1)	—
		$1	$—		$(10)	$(16)

As of September 30, 2015, the notional amounts of foreign currency forward contracts were $275 million. These derivative contracts cover transactions for a period that does not exceed two years.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the nine months ended September 30, 2015.
(in $ millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net derivative (liability) asset opening balance	$(16)	$10
Total loss for the period included in net income	(15)	(9)
Total loss for the period accounted through other comprehensive loss	—	(4)
Payments on (proceeds from) settlement of foreign currency derivative contracts	22	(6)
Net derivative liability closing balance	$(9)	$(9)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 6% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2015.
The table below presents the impact of changes in fair values of derivatives designated as hedges on other comprehensive loss and the impact derivatives not designated as hedges had on net income during the three and nine months ended September 30, 2015:
	Amount of Gain Recognized in Other Comprehensive Loss				Statement of Operations Location	Amount of Loss Recorded in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2015	2014	2015	2014		2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate caps	$—	$—	$—	$4	Interest expense, net	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	N/A	N/A	N/A	N/A	Interest expense, net	—	(1)	—	(9)
Foreign currency forward contracts	N/A	N/A	N/A	N/A	Selling, general and administrative	(10)	(9)	(15)	(7)
						$(10)	$(10)	$(15)	$(16)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:
		September 30, 2015		December 31, 2014
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Available-for-sale securities	Level 1	$—	$—	$6	$6
Derivative assets	Level 2	1	1	—	—
Derivative liabilities	Level 2	(10)	(10)	(16)	(16)
Total debt	Level 2	(2,472)	(2,489)	(2,440)	(2,461)
The fair value of the Company’s term loans has been determined based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
9. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2015, the Company had approximately $76 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending September 30, 2016. These purchase obligations extend through 2019.
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
10. Equity
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the three and nine months ended September 30, 2015:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ million)
February 19, 2015	$0.075	March 5, 2015	March 19, 2015	9
May 1, 2015	$0.075	June 5, 2015	June 18, 2015	10
July 31, 2015	$0.075	September 3, 2015	September 17, 2015	9
On October 28, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 13—Subsequent Events).
11. Equity-Based Compensation
In connection with the acquisition of MTT on July 3, 2015, the Company granted equity awards to MTT executives to be delivered at a future date in the Company’s common shares, based on performance targets and other terms and conditions set forth in the awards.
The table below presents the activity of the Company’s restricted share units (“RSUs”) and stock options for the nine months ended September 30, 2015:
	Restricted Share Units
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015	3,196,422	$18.68
Granted at fair market value	133,501	$14.89
Vested(1)	(1,800,857)	$19.81
Forfeited	(9,000)	$16.00
Balance as of September 30, 2015	1,520,066	$16.91

(1)
Primarily relates to the vesting of substantially all of the outstanding performance-based restricted share units (“PRSUs”) under the 2013 equity-based long-term incentive program upon satisfaction of the performance criteria in April 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Equity-Based Compensation (Continued)

	Stock Options
(in dollars, except number of stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015	1,270,871	$6.72
Granted at fair market value	121,117	$5.37
Forfeited	—	—
Balance as of September 30, 2015	1,391,988	$6.61

Of the above outstanding 1,391,988 stock options, 160,000 options have vested and are exercisable as of September 30, 2015. The weighted-average exercise price of options granted during the nine months ended September 30, 2015 was $14.47 per option, with the remaining weighted average contractual term as of September 30, 2015 of 9.65 years.
Compensation expense for the nine months ended September 30, 2015 and 2014 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of $20 million and $30 million, respectively.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of September 30, 2015 will be approximately $33 million based on the fair value of the equity awards on the grant date.
12. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ million, except share data)	2015	2014	2015	2014
Numerator – Basic and Diluted EPS:
Net income attributable to the Company	$4	$154	$11	$129
Denominator – Basic EPS:
Weighted average common shares outstanding	122,495,392	88,254,078	122,062,715	73,701,371
Income per share – Basic	$0.03	$1.75	$0.09	$1.75
Denominator – Diluted EPS:
Number of shares used for Basic EPS	122,495,392	88,254,078	122,062,715	73,701,371
Weighted average effect of dilutive securities
RSUs	161,744	2,119,936	447,081	2,327,658
Stock Options	67,005	90,637	53,563	44,352
Weighted average common shares outstanding – Diluted	122,724,141	90,464,651	122,563,359	76,073,381
Income per share – Diluted	$0.03	$1.71	$0.09	$1.70

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Income Per Share (Continued)

For each of the three and nine months ended September 30, 2015, the Company had 1.1 million of weighted-average common share equivalents, primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
The increase in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is a result of several debt-for-equity exchanges and the initial public offering of the Company’s common shares during 2014.
13. Subsequent Events
On October 8, 2015, the Company increased its shareholding in Locomote Holdings Pty Ltd from 49% to a majority ownership stake of 55% and Locomote’s results will be consolidated with the Company from this date. The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities in respect of this step-up acquisition.
On October 28, 2015, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the third quarter of 2015, which is payable on December 17, 2015 to shareholders of record on December 4, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2015 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $8 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. We processed approximately $64 billion of travel spending during the nine months ended September 30, 2015. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the nine months ended September 30, 2015, Air, Beyond Air and Technology Services represented 73%, 21% and 6%, respectively, of our net revenue.
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
Beyond Air
We have expanded our Travel Commerce Platform with a fast growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, payment solutions, mobile solutions, advertising and other platform services.
For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators. Based on our estimates we offer the largest inventory of hotel properties on any travel platform in the world via our innovative distribution and merchandising solutions for both chain and independent hotels.
We are an early adopter in automated B2B payments, which we believe are redefining payments between travel agencies to travel providers. eNett’s core offering is a Virtual Account Number payment solution that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three and nine months ended September 30, 2015, eNett generated revenue of $27 million and $66 million, respectively, representing an approximately 48% and 34% increase compared to the three and nine months ended September 30, 2014, respectively.

Following our acquisition of Mobile Travel Technologies Ltd. in July 2015, we also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.
In addition to hospitality, payment and mobile solutions, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”). In addition, we own 51% of IGT Solutions Private Ltd, an application development services provider based in New Delhi, India that is used for both internal and external software development.
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
The table below sets out our performance metrics:
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in $ millions, except per share data, Reported Segments and RevPas)	2015	2014		%	2015	2014		%
Net revenue	$560	$529	31	6	$1,686	$1,652	34	2
Operating income	54	21	33	155	151	156	(5)	(4)
Net income	5	155	(150)	(97)	14	133	(119)	(89)
Income per share – diluted (in $)	0.03	1.71	(1.68)	(98)	0.09	1.70	(1.61)	(94)
Adjusted EBITDA(1)	131	133	(2)	(2)	405	430	(25)	(6)
Adjusted Net Income (Loss)(2)	30	(3)	33	*	95	(9)	104	*
Adjusted Income (Loss) per Share – diluted(3) (in $)	0.25	(0.03)	0.28	*	0.78	(0.12)	0.90	*
Net cash provided by (used in) operating activities	62	(53)	115	*	154	(11)	165	*
Adjusted Free Cash Flow(4)	31	(62)	93	*	64	(80)	144	*
Reported Segments (in millions)	84	88	(4)	(5)	266	275	(9)	(3)
Travel Commerce Platform RevPas (in $)	$6.29	$5.67	$0.62	11	$5.99	$5.68	$0.31	6

*
Percentage calculated not meaningful

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
The following table provides a reconciliation of net income to Adjusted Net Income (Loss) and to Adjusted EBITDA:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2015	2014	2015	2014
Net income	$5	$155	$14	$133
Adjustments:
Amortization of intangible assets(1)	18	19	56	58
Loss on early extinguishment of debt	—	94	—	108
Share of losses (earnings) in equity method investments	1	(2)	1	1
Gain on sale of shares of Orbitz Worldwide	—	(304)	(6)	(356)
Equity-based compensation and related taxes	4	24	25	33
Corporate and restructuring costs(2)	3	4	11	10
Other – non cash(3)	(1)	7	(8)	4
Tax impact of adjustments	—	—	2	—
Adjusted Net Income (Loss)	30	(3)	95	(9)
Adjustments:
Depreciation and amortization of property and equipment	38	39	119	113
Amortization of customer loyalty payments	15	19	51	56
Interest expense, net	40	67	118	237
Remaining provision for income taxes	8	11	22	33
Adjusted EBITDA	$131	$133	$405	$430

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized losses (gains) on foreign currency exchange derivative contracts and revaluation losses (gains) on our euro denominated debt of  $1 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $(5) million and $6 million for the nine months ended September 30, 2015 and 2014, respectively, and (ii) other gains of  $2 million and $0 for the three months ended September 30, 2015 and 2014, respectively, and $3 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.

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
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows” below.
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the nine months ended September 30, 2015 and 2014:
	Nine Months Ended September 30,
(in percentages)	2015	2014
Asia Pacific	22%	19%
Europe	29	31
Latin America and Canada	5	4
Middle East and Africa	14	14
International	70	68
United States	30	32
Travel Commerce Platform	100%	100%

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 100 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 550,000 are independent hotel properties), over 36,000 car rental locations and approximately 60 cruise-line and tour operators. We aggregate travel content across over 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serve millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the nine months ended September 30, 2015.
Renegotiated Legacy Contracts: In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under this agreement, we pay incremental benefits for each air, car and hotel segment. In addition, Orbitz Worldwide receives wider flexibility to use traditional GDS providers for services, which started in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.
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
Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$560	$529	$31	6
Costs and expenses
Cost of revenue	336	320	16	5
Selling, general and administrative	114	130	(16)	(12)
Depreciation and amortization	56	58	(2)	(4)
Total costs and expenses	506	508	(2)	—
Operating income	54	21	33	155
Interest expense, net	(40)	(67)	27	41
Loss on early extinguishment of debt	—	(94)	94	100
Gain on sale of shares of Orbitz Worldwide	—	304	(304)	(100)
Income before income taxes and share of (losses) earnings in equity method investments	14	164	(150)	(91)
Provision for income taxes	(8)	(11)	3	22
Share of (losses) earnings in equity method investments	(1)	2	(3)	(118)
Net income	$5	$155	$(150)	(97)

Net Revenue
Net revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Air	$399	$390	$9	2
Beyond Air	129	111	18	17
Travel Commerce Platform	528	501	27	5
Technology Services	32	28	4	14
Net Revenue	$560	$529	$31	6

During the three months ended September 30, 2015, Net revenue increased by $31 million, or 6%, compared to the three months ended September 30, 2014. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $27 million, or 5%, and a $4 million, or 14%, increase in Technology Services revenue.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended September 30,		Change
	2015	2014		%
Travel Commerce Platform RevPas (in $)	$6.29	$5.67	$0.62	11
Reported Segments (in millions)	84	88	(4)	(5)
The increase in Travel Commerce Platform revenue of  $27 million, or 5%, was due to an $18 million, or 17%, increase in Beyond Air revenue and a $9 million, or 2%, increase in Air revenue. Overall, there was an 11% increase in Travel Commerce Platform RevPas, offset by a 5% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of continued growth in hospitality and payment solutions, as well as our expansion into mobile solutions. The value of transactions processed on the Travel Commerce Platform decreased to $20.7 billion for the three months ended September 30, 2015 from $22.8 billion for the three months ended September 30, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airline tickets issued decreased to 29 million from 30 million, and our percentage of Air revenue from away bookings increased to 65% from 61%. We increased our hospitality segments per 100 airline tickets issued to 49 from 45, our car rental days sold to 25 million from 23 million, and our hotel room nights sold remained flat at 16 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$117	$103	$14	14
Europe	159	143	16	11
Latin America and Canada	27	23	4	21
Middle East and Africa	72	69	3	3
International	375	338	37	11
United States	153	163	(10)	(6)
Travel Commerce Platform	$528	$501	$27	5

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	16	14	2	7	$7.32	$6.87	$0.45	7
Europe	19	20	(1)	(2)	$8.20	$7.20	$1.00	14
Latin America and Canada	4	4	—	10	$6.33	$5.71	$0.62	11
Middle East and Africa	10	10	—	—	$7.47	$7.27	$0.20	3
International	49	48	1	2	$7.61	$6.99	$0.62	9
United States	35	40	(5)	(13)	$4.41	$4.08	$0.33	8
Travel Commerce Platform	84	88	(4)	(5)	$6.29	$5.67	$0.62	11

International
Our International Travel Commerce Platform revenue increased $37 million, or 11%, due to a 9% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Beyond Air offerings, including growth in payment solutions, hospitality and advertising, as well as expansion into mobile solutions. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 71% for the three months ended September 30, 2015 compared to 67% for the three months ended September 30, 2014.
Asia Pacific
Revenue in Asia Pacific increased $14 million, or 14%, due to a 7% increase in Reported Segments and a 7% increase in RevPas. Reported Segments increased due to strong growth in India, South Korea, Hong Kong and Australia. RevPas increased primarily due to improved Air mix and growth in payment solutions.
Europe
Revenue in Europe increased $16 million, or 11%, primarily due to a 14% increase in RevPas, offset by a 2% decrease in Reported Segments. The increase in RevPas is primarily due to improved Air mix and merchandising, and growth in payment solutions.
Latin America and Canada
Revenue in Latin America and Canada increased $4 million, or 21%, due to a 10% increase in Reported Segments and an 11% increase in RevPas. Reported Segments increased primarily due to strong growth in Canada, Chile and Colombia.
Middle East and Africa
Revenue in the Middle East and Africa increased $3 million, or 3%, due to improved Air mix contributing to a 3% increase in RevPas.
United States
Revenue in the United States decreased $10 million, or 6%, primarily due to a 13% decrease in Reported Segments, driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, offset by an 8% increase in RevPas.
Technology Services
Technology Services revenue increased by $4 million, or 14%, primarily due to growth in application development services.

Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Commissions	$261	$249	$12	5
Technology costs	75	71	4	6
Cost of revenue	$336	$320	$16	5

Cost of revenue increased by $16 million, or 5%, as a result of a $12 million, or 5%, increase in commission costs and a $4 million, or 6%, increase in technology costs. Commissions paid to travel agencies increased due to an 8% increase in travel distribution cost per segment, in part due to timing of certain payments received from travel agencies during the three months ended September 30, 2014, and incremental commission costs from our payment processing business, offset by a 5% decrease in Reported Segments. Commissions included amortization of customer loyalty payments of  $15 million and $19 million for the three months ended September 30, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $4 million, or 6%, primarily due to continued expansion of our operations and investment in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Workforce	$78	$76	$2	4
Non-workforce	30	19	11	49
Sub-total	108	95	13	13
Non-core corporate costs	6	35	(29)	(79)
SG&A	$114	$130	$(16)	(12)

SG&A expenses decreased by $16 million, or 12%, during the three months ended September 30, 2015 compared to September 30, 2014. SG&A expenses included $6 million and $35 million of charges for the three months ended September 30, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased by $13 million, or 13%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $2 million, or 4%. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $11 million, or 49%, due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense, and incremental marketing, public company and administrative costs.
Non-core corporate costs of $6 million and $35 million for the three months ended September 30, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of $29 million in costs is primarily due to a $20 million decrease in equity-based compensation and related taxes and a $6 million decrease in unrealized foreign exchange losses on derivatives.

Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$38	$39	$(1)	(2)
Amortization of acquired intangible assets	18	19	(1)	(6)
Total depreciation and amortization	$56	$58	$(2)	(4)

Total depreciation and amortization decreased marginally by $2 million.
Interest Expense, Net
Interest expense, net, decreased by $27 million, or 41%, due to several de-leveraging transactions, including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.
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
Share of  (Losses) Earnings in Equity Method Investments
Our share of  (losses) earnings in equity method investments was $(1) million and $2 million for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$1,686	$1,652	$34	2
Costs and expenses
Cost of revenue	1,020	1,010	10	1
Selling, general and administrative	340	315	25	8
Depreciation and amortization	175	171	4	3
Total costs and expenses	1,535	1,496	39	3
Operating income	151	156	(5)	(4)
Interest expense, net	(118)	(237)	119	50
Loss on early extinguishment of debt	—	(108)	108	100
Gain on sale of shares of Orbitz Worldwide	6	356	(350)	(98)
Income before income taxes and share of losses in equity method investments	39	167	(128)	(77)
Provision for income taxes	(24)	(33)	9	27
Share of losses in equity method investments	(1)	(1)	—	—
Net income	$14	$133	$(119)	(89)

Net Revenue
Net revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Air	$1,231	$1,245	$(14)	(1)
Beyond Air	361	316	45	14
Travel Commerce Platform	1,592	1,561	31	2
Technology Services	94	91	3	4
Net Revenue	$1,686	$1,652	$34	2

During the nine months ended September 30, 2015, Net revenue increased by $34 million, or 2%, compared to the nine months ended September 30, 2014. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $31 million.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Nine Months Ended September 30,		Change
	2015	2014	$	%
Travel Commerce Platform RevPas (in $)	$5.99	$5.68	$0.31	6
Reported Segments (in millions)	266	275	(9)	(3)
The increase in Travel Commerce Platform revenue of $31 million was due to a $45 million, or 14%, increase in Beyond Air revenue, offset by a $14 million, or 1%, decrease in Air revenue. Overall, there was a 6% increase in Travel Commerce Platform RevPas, offset by a 3% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in hospitality and payment solutions, as well as our expansion into mobile solutions. The value of transactions processed on the Travel Commerce Platform decreased to $64.2 billion for the nine months ended September 30, 2015 from $69.4 billion for the nine months ended September 30, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airline tickets issued decreased to 90 million from 94 million, and our percentage of Air revenue from away bookings increased to 65% from 63%. We increased our hospitality segments per 100 airline tickets issued to 46 from 42, our car rental days sold to 70 million from 64 million and, our hotel room nights sold to 49 million from 47 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$350	$304	$46	15
Europe	475	476	(1)	—
Latin America and Canada	75	68	7	11
Middle East and Africa	220	216	4	2
International	1,120	1,064	56	5
United States	472	497	(25)	(5)
Travel Commerce Platform	$1,592	$1,561	$31	2

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	49	44	5	10	$7.18	$6.88	$0.30	4
Europe	62	67	(5)	(7)	$7.60	$7.09	$0.51	7
Latin America and Canada	13	12	1	10	$5.89	$5.80	$0.09	2
Middle East and Africa	30	30	—	(1)	$7.45	$7.23	$0.22	3
International	154	153	1	—	$7.30	$6.96	$0.34	5
United States	112	122	(10)	(8)	$4.21	$4.07	$0.14	3
Travel Commerce Platform	266	275	(9)	(3)	$5.99	$5.68	$0.31	6

International
Our International Travel Commerce Platform revenue increased $56 million, or 5%, due to a 5% increase in RevPas with international segments remaining flat. The increase in RevPas was a result of growth in our Beyond Air offerings, including growth in payment solutions, hospitality and advertising, as well as our expansion into mobile solutions. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 70% for the nine months ended September 30, 2015 compared to 68% for the nine months ended September 30, 2014.
Asia Pacific
Revenue in Asia Pacific increased $46 million, or 15%, due to a 4% increase in RevPas and a 10% increase in Reported Segments. RevPas increased primarily due to growth across our Beyond Air portfolio. Reported Segments increased due to strong growth in India, South Korea, Hong Kong and Australia.
Europe
Revenue in Europe decreased $1 million, due to a 7% decrease in Reported Segments, offset by a 7% increase in RevPas. The increase in RevPas is primarily due to revenue from payment solutions and hospitality.

Latin America and Canada
Revenue in Latin America and Canada increased $7 million, or 11%, due to a 10% increase in Reported Segments and a 2% increase in RevPas. Reported Segments increased primarily due to strong growth in Canada and Colombia.
Middle East and Africa
Revenue in the Middle East and Africa increased $4 million, or 2%, due to a 3% increase in RevPas as a result of an increase in Beyond Air revenue, offset by a 1% decrease in Reported Segments.
United States
Revenue in the United States decreased $25 million, or 5%, primarily due to an 8% decrease in Reported Segments, which was driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, offset by a 3% increase in RevPas.
Technology Services
Technology Services revenue increased by $3 million, or 4%, due to continuous growth in application development services and IT solutions, partially offset by the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014).
Cost of Revenue
Cost of revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Commissions	$790	$784	$6	1
Technology costs	230	226	4	2
Cost of revenue	$1,020	$1,010	$10	1

Cost of revenue increased by $10 million, or 1%, as a result of a $6 million, or 1%, increase in commission costs and a $4 million, or 2%, increase in technology costs. Commissions paid to travel agencies increased due to a 2% increase in travel distribution cost per segment and incremental commission costs from our payment processing business, offset by a 3% decrease in Reported Segments. Commissions included amortization of customer loyalty payments of  $51 million and $56 million for the nine months ended September 30, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $4 million, or 2%, primarily due to continued expansion of our operations and investment in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Workforce	$230	$224	$6	3
Non-workforce	82	44	38	89
Sub-total	312	268	44	17
Non-core corporate costs	28	47	(19)	(40)
SG&A	$340	$315	$25	8

SG&A expenses increased by $25 million, or 8%, during the nine months ended September 30, 2015 compared to September 30, 2014. SG&A expenses included $28 million and $47 million of charges for the nine months ended September 30, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased by $44 million, or 17%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $6 million, or 3%, primarily as a result of increased expenses related to the expansion of the Travel Commerce Platform through acquisition and go-to-market capabilities. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $38 million, or 89%, primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense, and other incremental public company expenses.
Non-core corporate costs of  $28 million and $47 million for the nine months ended September 30, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of $19 million is primarily due to an $11 million decrease in unrealized foreign exchange losses on derivatives and an $8 million decrease in our equity-based compensation and related taxes.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$119	$113	$6	6
Amortization of acquired intangible assets	56	58	(2)	(4)
Total depreciation and amortization	$175	$171	$4	3

Total depreciation and amortization increased by $4 million, or 3%. Depreciation on property and equipment increased by $6 million, or 6%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform.
Interest Expense, Net
Interest expense, net, decreased $119 million, or 50%, due to several de-leveraging transactions, including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.
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
Share of Losses in Equity Method Investments
Our share of losses in equity method investments was $1 million for each of the nine months ended September 30, 2015 and 2014.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of September 30, 2015, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ millions)	September 30, 2015
Cash and cash equivalents	$101
Revolver availability	101
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
The table below sets out our Trading Working Capital as of September 30, 2015 and December 31, 2014, which is then reconciled to our Working Capital:
	Asset (Liability)
(in $ millions)	September 30, 2015	December 31, 2014	Change
Accounts Receivable, net	$237	$184	$53
Accrued commissions and incentives	(280)	(260)	(20)
Deferred revenue and prepaid incentives, net	(6)	(15)	9
Trading Working Capital	(49)	(91)	42
Cash and cash equivalents	101	139	(38)
Accounts payable and employee related	(133)	(132)	(1)
Accrued interest	(18)	(18)	—
Current portion of long-term debt	(67)	(56)	(11)
Taxes	13	17	(4)
Other assets (liabilities), net	16	(2)	18
Working Capital	$(137)	$(143)	$6
Consolidated Balance Sheets:
Total current assets	$457	$412	$45
Total current liabilities	(594)	(555)	(39)
Working Capital	$(137)	$(143)	$6

As of September 30, 2015, we had a Working Capital net liability of  $137 million, compared to $143 million as of December 31, 2014, a decrease of  $6 million. The $6 million decrease in net liability is primarily due to a $42 million improvement in Trading Working Capital net liability, as described below, an

$18 million decrease in other liabilities, net, offset by a $38 million decrease in cash and cash equivalents as discussed in “Cash Flows” below, and an $11 million increase in current portion of long-term debt.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase. The fluctuations in these balances are the primary contributors to the changes to our Trading Working Capital.
As of September 30, 2015 and December 31, 2014, our Trading Working Capital as a percentage of net revenue earned during the last twelve months was 2% and 4%, respectively.
The table below sets out information on our accounts receivable:
	September 30, 2015	December 31, 2014	Change
Accounts receivable, net (in $ millions)	$237	$184	$53
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	37	1
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the nine months ended September 30, 2015, Air revenue accounted for approximately 73% of our revenue; however, only 52% of our outstanding receivables related to customers using ACH as of September 30, 2015. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period was 38 DSO for total accounts receivable, net, at September 30, 2015, as compared to 37 DSO at December 31, 2014. The increase in our DSO is primarily due to the growth of our Beyond Air revenue, which along with growth in our Air revenue in the month of September 2015 compared to December 2014, contributed to the increase in our accounts receivable, net, balance. We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $53 million from December 31, 2014 to September 30, 2015, and our accrued commissions and incentives increased by $20 million from December 31, 2014 to September 30, 2015, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:
	Nine Months Ended September 30,		Change
(in $ millions)	2015	2014	$
Cash provided by (used in):
Operating activities	$154	$(11)	$165
Investing activities	(131)	263	(394)
Financing activities	(60)	(280)	220
Effect of exchange rate changes	(1)	(1)	—
Net decrease in cash and cash equivalents	$(38)	$(29)	$(9)

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
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by (used in) operating activities:
	Nine Months Ended September 30,
(in $ millions)	2015	2014
Adjusted EBITDA	$405	$430
Interest payments	(109)	(263)
Tax payments	(18)	(19)
Customer loyalty payments	(56)	(66)
Changes in Trading Working Capital	(36)	(34)
Changes in accounts payable and employee related payables	1	(19)
Pensions liability contribution	(2)	(5)
Changes in other assets and liabilities	(19)	2
Other adjusting items(1)	(12)	(37)
Net cash provided by (used in) operating activities	154	(11)
Add: other adjusting items(1)	12	37
Less: capital expenditures on property and equipment additions	(76)	(83)
Less: repayment of capital lease obligations and other indebtedness	(26)	(23)
Adjusted Free Cash Flow	64	(80)
Add: interest paid	109	263
Unlevered Adjusted Free Cash Flow	$173	$183

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These are comprised of  $12 million and $11 million of payments relating to corporate cost payments during the nine months ended September 30, 2015 and 2014, respectively, and $26 million of payments during the nine months ended September 30, 2014 relating to the accrued sponsor monitoring fee.

As of September 30, 2015, we had $101 million of cash and cash equivalents, a decrease of  $38 million compared to December 31, 2014. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Operating activities: For the nine months ended September 30, 2015, cash provided by (used in) operating activities was $154 million compared to $(11) million for the nine months ended September 30, 2014. The increase of  $165 million is primarily a result of a $154 million decrease in interest payments, $35 million of lower other adjusting payments and customer loyalty payments partially offset by increased cash used for operating expenses.

Investing activities: During the nine months ended September 30, 2015, we had cash used in investing activities of  $131 million primarily due to $76 million cash used in the purchase of property and equipment and $61 million net cash consideration paid for the acquisition of MTT. During the nine months ended September 30, 2014, we had cash inflows from investing activities of  $263 million representing $366 million of cash proceeds from the sale of shares of common stock of Orbitz Worldwide, which was offset by cash outflows of  $83 million for the purchase of property and equipment and $20 million for investments in an equity affiliate and other business acquisition.
Our investing activities for the nine months ended September 30, 2015 and 2014 include:
	Nine Months Ended September 30,
(in $ millions)	2015	2014
Cash additions to software developed for internal use	$57	$63
Cash additions to computer equipment	19	20
Total	$76	$83

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, and was $102 million and $106 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing activities: Cash used in financing activities for the nine months ended September 30, 2015 was $60 million which primarily consisted of  (i) $28 million in dividend payments, (ii) a $13 million payment related to the purchase of treasury shares on vesting of equity awards, (iii) $26 million of capital lease and other indebtedness repayments, (iv) an $18 million first lien term loan repayment, offset by (v) $26 million release of cash provided as collateral. Cash used in financing activities for the nine months ended September 30, 2014 was $280 million. This was comprised of  (i) $445 million cash inflows from the issuance of our common shares in our initial public offering in September 2014, (ii) $2,345 million borrowed under our new senior secured credit agreement, (iii) $29 million from the release of cash provided as collateral, offset by (iv) $1,477 million repayment of our term loans under our old senior secured credit agreement, (v) an $863 million repayment of our term loans under second lien credit agreement, (vi) a $588 million repayment of senior notes and senior subordinated notes, (vii) $83 million of payments related to the early extinguishment of debt and debt finance costs, (viii) a $65 million purchase of additional equity in eNett during the second quarter of 2014 and (ix) $23 million of capital lease payments.

Financing Arrangements
As of September 30, 2015, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other financial indebtedness. The following table summarizes our Net Debt position as of September 30, 2015 and December 31, 2014:
(in $ millions)	Interest rate	Maturity	September 30, 2015	December 31, 2014
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,332	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			140	93
Total debt			2,472	2,440
Less: cash and cash equivalents			(101)	(139)
Less: cash held as collateral			—	(26)
Net Debt(2)			$2,371	$2,275

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

During the nine months ended September 30, 2015, we (i) repaid $18 million of our quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $5 million of debt finance costs and $3 million of debt discount, (iii) repaid $25 million and terminated $40 million of our capital leases and entered into $86 million of new capital leases for information technology assets and (iv) incurred $27 million of other indebtedness of which $1 million was repaid.
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
Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the three months ended September 30, 2015, we borrowed and repaid $30 million under this facility. As of September 30, 2015, we had no outstanding borrowings under our revolving credit facility and had utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. In July 2015, all cash collateralized letters of credit were terminated and we received the outstanding balance of cash provided as collateral. As of September 30, 2015, there were no outstanding cash collateralized letters of credit.

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

As of September 30, 2015, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.71 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
We re-evaluate our capital structure from time to time, including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.
Foreign Currency and Interest Rate Risk
Our debt is denominated in U.S. dollars and is exposed to interest rate risks. The primary interest rate risk exposure as of September 30, 2015 was the impact of LIBOR interest rates on our dollar denominated variable rate term loan borrowings. Our term loans have a 1.00% LIBOR floor. During the nine months ended September 30, 2015, LIBOR rates were below 1.00%. In order to hedge the risk of U.S. interest rates rising above the term loan floor of 1%, subsequent to September 30, 2015, we entered into interest rate swaps on a portion of our outstanding term loan balance for the period from February 2017 through February 2019.
During the nine months ended September 30, 2014, we were also exposed to interest rate fluctuations in Europe, especially EURIBOR interest rates and to foreign currency exchange rate movements related to our euro denominated debt. In 2014, we used hedging strategies and derivative financial instruments to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.
During the nine months ended September 30, 2015 and 2014, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges except for interest rate cap derivative instruments for 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $0 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $15 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
Until June 2014, we had designated interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of  $4 million, as a component of other comprehensive loss. We ceased hedge accounting for our interest rate cap derivative instruments in June 2014 realizing losses of  $8 million, previously accumulated within other comprehensive income (loss), and recognized the loss within our consolidated condensed statements of operations.
As of September 30, 2015, our foreign exchange derivative contracts cover transactions for a period that does not exceed two years and we had a net liability position of  $9 million related to derivative instruments associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.
Contractual Obligations
As of September 30, 2015, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the nine months ended September 30, 2015.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the U.S. dollar as of September 30, 2015. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of September 30, 2015 would increase our annualized interest charge by $8 million. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of September 30, 2015 would not change our annualized interest charge. We have determined, through such sensitivity analysis, that the impact of a 10% increase (decrease) in foreign currency exchange rates with respect to our outstanding foreign currency derivative contracts as of September 30, 2015, in relation to the British pound, Euro and Australian dollar would result in a charge (credit) of  $27 million to our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the period ended September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
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

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Consumer Antitrust Class Action.   On July 14, 2015 and July 17, 2015, two purported class action lawsuits were filed against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport and Kolman et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport). On August 14, 2015, the Kolman case was voluntarily dismissed without prejudice, leaving only the Gordon case in which an amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleges violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among us and the other defendants to maintain higher fees and restrict competition for airfare bookings that prevents airline discounting. The plaintiffs seek injunctive relief under federal antitrust law and damages in connection with their state law claims. Pursuant to the schedule set by the Court, defendants have until January 15, 2016 to respond to the Amended Complaint. At this time, the outcome of the Gordon lawsuit cannot be determined, but we believe the plaintiffs’ claims are without merit, and we intend to defend the claims vigorously; however, we believe the plaintiffs will request damages that would be material to us if there was an adverse ruling against us.
Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, filed with the SEC on May 6, 2015 and August 4, 2015, respectively.
Item 1A. RISK FACTORS.
There have been no material changes in the risks factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, and Part II, Item IA, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, filed with the SEC on May 6, 2015 and August 4, 2015, respectively.
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
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2015 were approximately $133,000 and $94,000, respectively.
Item 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: November 2, 2015	By: /s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer
Date: November 2, 2015	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
18.1	Letter from Deloitte LLP Regarding Change in Accounting Principle.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document