Form 10-K
period 2015-12-31
Travelport Worldwide LTD
filed 2016-02-18
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to
Commission File No. 001-36640

Travelport Worldwide Limited
(Exact name of registrant as specified in its charter)
Bermuda	98-0505105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Axis One, Axis Park
Langley, Berkshire, SL3 8AG, United Kingdom
(Address of principal executive offices, including zip code)
+44-1753-288-000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.0025	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the Registrant’s common shares held by non-affiliates was $1,287,523,496 based on the closing pricing of its common shares on the New York Stock Exchange. Solely for the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be “affiliates” of the Registrant. As of February 18, 2016, there were 123,719,469 common shares of the Registrant’s common stock, par value $0.0025 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on June 8, 2016 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10-K to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.
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

PART I
ITEM 1. BUSINESS
Overview
We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the $8 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform (our Travel Commerce Platform). We processed over $82 billion of travel spending in 2015. Our geographically dispersed footprint allows travel providers to generate high yielding and incremental global demand for their perishable and capital intensive travel inventory from customers living in non-domestic, or away, markets, in addition to serving their domestic, or home, markets. As travel industry needs evolve, we are utilizing our Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending our reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, we leveraged our domain expertise in the travel industry to design a unique and pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Through our global reach in approximately 180 countries, distinct merchandising platform with capabilities for value-added content and enhanced user experience, we offer a strong value proposition not only to travel providers, travel agencies and corporations, but also to end travelers. Our primarily transaction-based pricing model links our revenue to global travel passenger volume rather than travel spending, thus creating a stable and recurring business model with high revenue visibility.
Our Travel Commerce Platform connects travel providers and travel buyers, the latter of which includes travel agencies, travel management companies (“TMCs”) and corporations. The diagram below illustrates our central role in global travel commerce as a provider of high value, real-time distribution services:
We believe that our Travel Commerce Platform combines state-of-the-art technology with industry leading features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry. In 2015, our systems processed up to 3 billion travel related system messages per day on an average transaction speed of 270 millisecond and over 11 billion Application Programming Interface (“API”) calls per month. Our advanced search technology aggregates global travel content, filters it through sophisticated search algorithms and presents it in a transparent and efficient workflow for travel agencies, enabling them to create and modify multi-content, multi-modular complex itineraries, issue travel documents, process millions of booking transactions and invoices and transfer secure, cost-effective and automated payments, all on a graphically rich, single user interface.

Since 2012, we have strategically invested approximately $830 million in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain: Air and Beyond Air, which include distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators, B2B travel payments, advertising and an array of additional platform services. For Air, we have transformed the traditional Global Distribution System (“GDS”) concept, which had very limited ancillary sales capabilities, into an open platform with Extensible Markup Language (“XML”) connectivity and a graphically rich, single user interface to enable marketing and sales of not only full air content, but also full ancillary content. For Beyond Air, we have connected independent hotels, previously unable to reach corporate customers, to a global network of travel agencies through our meta-search technology, which combines search results from multiple sources and have given hotels the ability to display their full range of rates and packages in a one-stop booking portal. We have also pioneered a secure, cost-effective and automated B2B payment alternative to the traditional inefficient and costly methods for travel agencies to pay travel providers. Our Travel Commerce Platform creates synergies and network effects that facilitate revenue growth across the travel value chain. The chart below demonstrates the ways in which our Travel Commerce Platform has identified, addressed and redefined key elements of the travel value chain that are fully or partially unaddressed by traditional GDS providers:
Our Travel Commerce Platform Addresses the Evolving Needs of Our Industry
We provide air distribution services to approximately 400 airlines globally, including approximately 120 low cost carriers (“LCCs”). We distribute ancillaries for approximately 100 airlines. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 550,000 are independent hotel properties), which, based on our internal estimates, is the largest inventory of hotel properties on any travel platform in the world, approximately 36,000 car rental locations, approximately 60 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serve millions of end consumers globally. In 2015, we handled over 340 million segments sold by travel agencies, issued 117 million airline tickets and sold over 65 million hotel room nights and 91 million car rental days. Our Travel Commerce Platform provides real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet and Ryanair into our Travel Commerce Platform.
Through eNett International (Jersey) Limited (“eNett”), our majority-owned subsidiary and an early adopter in automated payments, we are redefining how travel agencies pay travel providers. When a consumer purchases an itinerary through a travel agency, the consumer pays using a variety of mechanisms, including cash, direct debit and credit card. Generally, the consumer makes one payment for the entire itinerary of flights, hotels and ground services, such as transfers. The travel agency then remits the individual payments to each travel provider. eNett’s core offering is a payment solution that automatically generates unique MasterCard numbers used to process payments globally. Before eNett, travel payments were primarily settled in cash and exposed payers to risks of fraud, delays and costly reconciliations. The Virtual Account Number (“VAN”) solution is integrated into all of our point of sale systems and exclusively utilizes the MasterCard network pursuant to a long-term agreement. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry. eNett was formed in 2009, and eNett’s net revenue has grown from $2 million in 2011 to $92 million in 2015.
Through our strategic investment in Locomote, we have significantly strengthened our offering to both corporates and TMCs from an end-to-end customer experience perspective. Locomote has developed a platform to empower corporations in the seamless management of their travel, authorization and procurement processes, including corporate traveler profile management, pre-trip approvals and duty of care capabilities. The Locomote platform uses Travelport’s Universal Profile, Universal Record, travel policy engine and our Travelport Universal API, from which it obtains real time access to our content, which includes LCCs and network carriers, airline ancillary products, car rental and the broad range of hotel properties and rates that we distribute. The platform has further been developed to enable easy integration of third-party, complementary applications that an individual corporation might want to add to its travel and/or authorization processes, including multiple expense management systems, corporate booking tools and other add-on services, all within the same corporate user experience, workflow and data management capabilities.
Following our acquisition of Mobile Travel Technologies Ltd. (“MTT”) in July 2015, we also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.
In addition to hospitality, payment solutions and mobile solutions, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,500 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
We provide critical IT solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host and manage reservations, inventory management and other related systems for Delta Air Lines Inc. (“Delta”) and in May 2014, we signed a new long-term agreement to continue to run the system infrastructure for the Delta Air Lines platform in our Atlanta data center. In addition, we own a 51% controlling interest in IGT Solutions Private Ltd. (“IGTS”), a Gurgaon, India-based company that provides application development services. We use IGTS to perform software development in support of our products and services. Using offshore and onshore human resources, IGTS augments our software development staff and manages project-specific development tasks. IGTS also provides application development services in the same service delivery model to other customers in the travel industry. We refer to these solutions and services as “Technology Services.”
We believe we are the most geographically balanced participant in the travel distribution industry. In 2015, we generated $2,095 million in Travel Commerce Platform revenue, of which 71% is international (with 22% from Asia Pacific, 30% from Europe, 5% from Latin America and Canada and 14% from the Middle East and Africa) and 29% is from the United States, closely mirroring the total GDS-processed air segments globally. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. As of December 31, 2015, we served approximately 180 countries through our extensive global network of approximately 60 sales and marketing offices, or SMOs, and a diverse workforce of approximately 3,700 full-time employees and an additional 1,200 employees at IGTS as of December 31, 2015.
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
Our ability to offer broad, high-quality and multi-product content on a single user interface encourages those booking travel to purchase additional products and services beyond the original Air or Beyond segment. For example, for every 100 air tickets sold in 2015, 47 hospitality segments were sold, which has grown from 34 hospitality segments sold for every 100 air tickets sold in 2010. The merchandising of additional products and services increases our revenue per transaction, and, consequently, we measure performance primarily on the basis of increases in both Reported Segments and RevPas. We place limited reliance and emphasis on traditional publicly reported air booking share metrics as they do not appropriately reflect the profitability of our expanded Travel Commerce Platform. Our recurring, transaction-based revenue model combined with high-quality content availability (which encourages incremental services booked with each transaction), our investment in our distribution and payment solutions technology and our multi-year contracts with travel providers and travel agents have enabled us to grow our RevPas in each of the last 16 quarters on a year-over-year basis. We increased our RevPas from $5.11 in the first quarter of 2011 to $6.63 in the fourth quarter of 2015.
Our management team, led by industry veteran Gordon Wilson, our Chief Executive Officer, has been spearheading a shift in our corporate strategy to focus on the trends, inefficiencies and unmet needs of all components of the travel value chain and defined a new strategy to transform our business from a traditional GDS to a next generation travel commerce platform. Our strategy is built on five pillars: unrivalled content, empowered selling, transforming payments, open platform and new business frontiers. Since refocusing our strategy in 2012, we have experienced revenue growth from airline fees, hospitality, advertising and payments and launched our Travelport Merchandising Suite. We grew our Beyond Air revenue by 14% between 2013 and 2014 and 16% between 2014 and 2015. We also addressed legacy contracts by entering into a new long-term contract in February 2014 with Orbitz Worldwide, Inc. (“Orbitz Worldwide”) and restructuring and extending our Technology Services relationship with Delta Air Lines in May 2014.
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
During 2014, we completed several deleveraging transactions and a debt refinancing. Further, on September 30, 2014, we completed our initial public offering, and our common shares are traded on the New York Stock Exchange under the symbol “TVPT.”
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
Our Competitive Strengths
We believe that several aspects of our strategy fundamentally differentiate us from our competitors, including our focus on redefining travel distribution and commerce instead of investing in more capital and labor intensive airline and hospitality related IT solutions, our fast growing Beyond Air portfolio, including our automated B2B payments solution and mobile solution with large addressable markets and our emphasis on a value-based partnership approach with travel providers that allows us to increase revenue and profitability per Reported Segment. The following attributes describe in further detail how we differentiate ourselves from our competitors.
Our Travel Commerce Platform Addresses the Evolving Needs of Travel Providers, Agencies, Corporations and Travelers
Travel providers need flexible systems to distribute and merchandise their increasingly sophisticated core products and broadening offerings of ancillary products and services. We offer them a portfolio of industry-leading, value-add tools to increase revenue, lower costs and efficiently reach travel buyers globally in every channel. Our global reach allows travel providers to display and sell products in approximately 180 countries and across approximately 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide. Our Travel Commerce Platform enables travel providers to (i) extend their distribution by broadening their geographic reach to away markets and connects them with higher value business travelers, (ii) access higher yielding ticket prices from long-haul segments, room rates, complex itineraries and business travelers and (iii) encourage travelers to purchase ancillary services and/or upgrade or upsell travelers through our highly-differentiated Travelport Merchandising Suite.
Our Travelport Merchandising Suite, consisting of three distinct solutions—Travelport Aggregated Shopping, Travelport Ancillary Services and Travelport Rich Content and Branding—offers a range of sophisticated travel sales and marketing capabilities in collaboration with airlines. These solutions allow airlines to promote their products and services to the right buyers, at the right time and in the right place. Travelport Aggregated Shopping allows travel agencies to efficiently and directly compare results from traditional carriers, who deliver data through the traditional industry standard ATPCO, which regularly updates traditional GDSs, with those from LCCs and other carriers who use an API connection to deliver data directly and in real time to us. Travelport Ancillary services allows travel agencies to sell airline ancillaries, such as checked baggage, premium seats and lounge passes, directly through their existing interface rather than needing to book separately on an airline’s website. Travelport Rich Content and Branding allows airlines to more effectively control how their flights and ancillaries are visually presented and described on travel agency screens, bringing the display more in line with the airlines’ own website. This is especially valuable to airlines given the increasing importance of ancillary revenue for profitability and allows travel agencies to sell more effectively. The benefits also are available to customers connected to the Travelport Universal API. This means that OTAs, corporate booking tool providers or other travel consultants, who are designing their own customized user interfaces, can still understand an airline’s full value proposition, including its branded fares and ancillaries, in the same way as a customer connected to Travelport’s point of sale solution, Travelport Smartpoint, would. Our ability to help travel providers and travel agencies increase their revenue reinforces the value proposition of our Travel Commerce Platform when compared to alternative distribution channels, and is a key part of our strategy to change our relationship with travel providers from cost-focused to value-focused.
Our leading access to global travel provider content helps attract more travel agencies, both online and offline, as well as corporations and self-serve travelers, onto our platform, which in turn drives greater value for the travel providers, increasing their addressable customer base. Our leading point of sale solutions, such as Travelport Smartpoint, along with Travelport Branded Fares and Ancillaries, provide travel agencies with greater choice and detailed information on key differences between the products and services offered by travel providers, allowing them to provide more valuable insights to their customers, higher levels of customer service and improved sales productivity. Travelport Smartpoint is Travelport’s innovative point of sale solution that allows travel consultants to more effectively advise their customers about the entire range of products, optional services and offers available from the travel providers Travelport distributes, with fully interactive, graphical screen displays and real time booking. Travelport Smartpoint provides upselling and cross-selling opportunities through the integration of Travelport’s Rich Content and Branding merchandising solution for airlines. In addition, Travelport Smartpoint mirrors for travel agents the experience of consumers booking hotel and car rental online by allowing them to access enhanced features including pictures, comparisons and maps, all within the same workflow. This allows travelers to be better informed of the products available to them, the options that might exist, the cost of enhanced products and the ancillary products available to buy, to tailor their journey to their specific requirements. Utilization of our leading Travelport Smartpoint Point of sale simplifies highly complex, high volume operations, freeing up more time for travel agencies to focus on the selling process.
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
Based on our internal estimates, we believe we offer the largest inventory of hotel properties on any travel platform in the world via our innovative distribution and merchandising solutions for both chain and independent hotels. We are the fourth largest third party distributor of hotel nights, and we sold approximately 65 million room nights in 2015. Independent hotels were largely unaddressed by the GDS industry, which we integrate on one platform by combining the content from chain hotels captured by the traditional GDSs with independent hotel content our system accesses through our meta-search technology. In particular, our B2B solution, Travelport Rooms and More, is a single user interface that combines detailed product insights with meta-search functionality to deliver a fully-integrated hotel booking platform to travel agencies. Travelport Rooms and More captures highly fragmented content in one interface (including approximately 650,000 hotel properties) by combining content from large global online travel agencies (“OTAs”) with that from aggregators specializing in a particular geographic area. This streamlined and efficient interface also enables travel agencies to more easily upsell hotel content in a single, consistent and efficient workflow and user experience.
In June 2014, we acquired Hotelzon, a B2B hotel distribution technology provider, as part of our ongoing strategy to strengthen our hotel offering to both corporations and travel management companies and make booking independent hotels easier for business travelers, including unmanaged travelers who do not use travel agencies. Many hotel bookings, especially for independent hotel properties, are still being booked direct by business travelers themselves and the Hotelzon acquisition was designed to provide both corporations, and Travelport-connected travel agencies, with a best-in-class booking tool with extensive independent hotel content, complementing the extensive hotel chain content that has been in our system for many years. In turn, this also enables corporations to more easily track their employees while on business travel as part of their duty of care responsibilities. Since the acquisition, we have further invested in the Hotelzon technology and enhanced it with a user-friendly extranet that is uniquely positioned to capture independent hotels and privately negotiated corporate hotel rates that are provided to corporations.
We are an early adopter in automated B2B payments and are redefining payments from travel agencies to travel providers. We have pioneered a new class of payments for the unmet needs of the travel industry that is focused on replacing cash and other payment methods with secure virtual pre-funded payment cards. eNett’s innovative, cost-efficient and secure travel payment solutions offer a strong value proposition to travel agencies and travel providers, including providing them with full flexibility, elimination of credit or bankruptcy risk, lower administrative cost due to significantly reduced time spent on reconciliation, rewards to travel agencies with incentive payments based on payment volumes and a lower spread for foreign currency payments. eNett exclusively utilizes MasterCard under a long-term arrangement, giving unparalleled access to the payment systems of virtually all the world’s travel providers who accept MasterCard as a form of payment. We believe the model is highly scalable as we expand beyond the core hospitality sector into air travel, including LCCs, as well as other sectors of the travel industry. We estimate that there is over $2 trillion of direct spending on travel annually, $810 billion of which is booked through the indirect channel, and payment is made from travel agencies to travel providers.
In July 2015, we acquired MTT and now provide a mobile travel platform and digital product set that allows travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging.
In addition to hospitality, payment and mobile solutions, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,500 advertisers, which includes, among others, travel providers who use our advertising solutions to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers and, as a result, more effectively merchandise their products and services to targeted customers. We give advertisers direct access to a captive professional audience across approximately 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, with a full-time focus on global travel bookings and cover all main domestic and international travel flows. In 2015, we generated approximately 7 billion advertising impressions. Our improved, graphically rich point of sale solutions provide increased capabilities and advertising space to display banner advertisements, add click through functionality and market ancillary products through our user interface.
Innovative, Flexible and Scalable Open Technology Platform Tailored to Meet Evolving Industry Needs
Through our industry-leading technology platform, we have been able to maintain our position at the forefront of innovation by meeting the global demands of our travel agents and travel providers for speed, flexibility and convergence. Our technology-enabled solutions offer rich content through accessible distribution channels, such as Travelport Smartpoint. To address unmet industry needs, we made significant strategic investments in innovative technology over the last three years, and we continue to invest in developing new technologies, platforms and ideas, all on an open and accessible platform that delivers expansive content and improves service. Our open connectivity approach allows for fully-flexible access to content and services across a range of delivery mechanisms, from XML protocols to more traditional industry sources such as ATPCO. Our open platform allows us to pull together content delivered from multiple sources into a cohesive display for the travel buyer, enabling search, comparison, reservation and payment across multiple providers. We deliver our content and functionality through state-of-the-art point of sale tools or via our own Travelport Universal API, which enables the flexibility for travel agencies and intermediaries to design customized user interfaces. In 2015, a broad network of approximately 1,100 developers utilized our Travelport Universal API, to create their own applications and increase the robustness of our systems. Our point of sale tools are device agnostic, allowing travel agents to access our platform via internet connection on a desktop or a variety of mobile devices, such as smartphones and tablets. Travel consultants connecting to the Travelport Universal API also can access the same rich product descriptions and graphics, branded fare and ancillary content available in Travelport Rich Content and Branding. In 2015, our systems processed up to 3 billion travel related system messages per day with 270 millisecond peak transaction frequency, over 11 billion API calls per month with 99.985% core system uptime using approximately 10,700 physical and virtual servers and had total storage capacity of over 15 petabytes. In addition, we operate our own in-house data center.

In recognition of the advantages provided by our open platform, we were the first among our competitors to offer Delta Air Lines’ full range of seating products. In addition, starting in 2013, we offered Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet and Ryanair to join our fully integrated Travel Commerce Platform. In 2013, we launched an innovative Travelport Merchandising Suite to enhance user experience and focus on the sale of ancillary products and services, which are becoming increasingly important for airlines’ profitability. In the hospitality industry, we were the first GDS to our knowledge to offer a one-stop portal for hotel content distribution powered by “meta-search” technology.
Resilient, Recurring, Transaction-based Business Model with High Revenue Visibility and Strong Cash Flow Generation
Our operations are primarily founded on a transaction-based business model that ties our revenue to travel providers’ transaction volumes rather than the price paid by a consumer for airfare, hotel rooms or other travel products and services booked through our systems. Travel related businesses with volume-based revenue models have generally shown strong visibility, predictability and resilience across economic cycles because travel providers have historically sought to maintain traveler volumes by reducing prices in an economic downturn.
In general, our business is characterized by multi-year travel provider and travel agency contracts. Our base distribution agreements with travel providers are open-ended or rollover unless specifically terminated. In 2015, we had 60 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 66 and 60 planned airline contract renewals in 2016 and 2017, respectively, including contracts which rollover on an annual basis. We also enter into contracts with travel buyers, such as travel agencies and corporate travel departments. A meaningful portion of our travel buyer agreements, representing approximately 19% of our revenue on average, are up for renewal in any given year. We did not lose any material travel buyer contract in the last three years. The length of our contracts, as well as the transaction-based and recurring nature of our revenue, provides high revenue visibility going forward.
We have historically generated strong cash flows on a consistent basis with Unlevered Adjusted Free Cash Flow of $280 million, $255 million and $293 million for the years ended December 31, 2015, 2014 and 2013, respectively (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Unlevered Adjusted Free Cash Flow). Drivers of our cash flows benefit from relatively modest capital expenditure requirements and attractive working capital dynamics. Furthermore, the diversity of our business provides us with multiple independent revenue streams from various markets and channels that lessen the impact of potential strategic and geographic shifts within the industry. These characteristics, combined with the contractual nature of our revenue and costs, our leading industry position and our long-standing customer relationships provide for a strong and predictable stream of cash flows.
Balanced Global Footprint with Longstanding Relationships
We believe we are the most geographically balanced participant in the travel distribution industry. In 2015, we generated $2,095 million in Travel Commerce Platform revenue, of which 71% is international (with 22% from Asia Pacific, 30% from Europe, 5% from Latin America and Canada and 14% from the Middle East and Africa), and 29% is from the United States, closely mirroring the total GDS-processed air segments globally. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. This strategically diversified geographic footprint allows us to focus on higher value transactions in the international travel segment. Our balanced network positions us well to benefit from global industry growth, while lessening the impact of potential geographic shifts within the industry. Our footprint also positions us as the challenger to the industry leader for air segments processed in each geographic region and provides us opportunities to grow our share.
We also have highly diversified, strong, long-standing relationships with both our travel providers and travel buyers. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2015. Our top 15 travel providers (by 2015 revenue) have been with us for more than ten years on average.

Proven and Motivated Management Team with Deep Travel Industry Expertise
Our management team has extensive travel industry experience and is committed to improving and maintaining operational excellence by utilizing their in depth knowledge of the travel and technology industries. Their dedication and excellence has been demonstrated by improving our key business metrics and our capital structure improvements. Our management team’s compensation structure directly incentivizes them to improve business performance and profitability. Members of management currently own approximately 2.4% of our outstanding common shares (approximately 5.1% on a fully diluted basis assuming the vesting of existing equity awards).
Our management team is supported by a skilled, diverse, motivated and global workforce, comprised of over approximately 3,700 full-time employees and an additional 1,200 employees at IGTS as of December 31, 2015. By investing in training, skills development and rotation programs for our employees, we seek to develop leaders with broad knowledge of our company, the industry, technology and customer-specific needs. We also hire externally as needed to bring in new expertise. Our combination of deep industry and company experience combined with the fresh perspective and insight of new hires across our management team creates a solid foundation for driving our business to success, profitability and industry leadership.
Our Growth Strategies
We believe we are well positioned for future growth. Our balanced geographic footprint aligns us with anticipated industry growth across geographies, and we expect trends such as the increasing importance of ancillary revenue, the need by travel providers to personalize their offers to travelers, expansion by LCCs into the business travel industry, continued penetration by GDSs into hospitality distribution and growth of B2B travel advertising to further underpin our growth. We continue to leverage our domain expertise and relationships with travel providers to grow eNett and MTT. We will continue to evaluate and pursue strategic acquisition opportunities that enhance our Travel Commerce Platform. Our recent strategic capital investments, current product portfolio and strategic positioning enable us to benefit from industry trends, and we intend to capitalize further on these industry trends by focusing on the following initiatives:
Driving Beyond Air Innovation and Growth
Our Beyond Air portfolio includes fast growing hospitality, advertising and payment solutions. Given growth rates and the underpenetrated nature of these three areas, we believe we can grow our Beyond Air portfolio at a multiple to overall travel industry growth by continuing to strategically invest in the development of state-of-the-art capabilities in order to achieve a leading industry position.
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
The Hotelzon solution also works well when a corporate hotel booking is not an 'add on' to an air booking, which is particularly the case for travel within Continental Europe, where many business trips actually take place in the traveller’s home country or to bordering countries, and trains and cars are often the preferred method of transport rather than flights. Through Hotelzon’s technology, privately negotiated rates for corporations can be added and accessed directly by the corporation and its employees.
Car: Our strategy is to continue to build on our extensive content offering for travel agency customers. We recently signed a new global agreement with Mobacar, a ground transportation distribution platform that offers content from both global and regional transport providers, which will provide

Travelport-connected travel agencies with access to additional car rental options. Our travel agency customers will have access to more choice of car content, as well as the ability to search and book content from smaller regional car rental companies.
Advertising: Our strategy is to focus on the B2B advertising opportunity by targeting travel agencies. Hotel advertising will remain our core offering, but other advertising categories (especially air) also represent areas for growth, which we believe we are well positioned to capitalize on through our Travel Commerce Platform.
Mobile: We provide travel companies with a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.
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
We intend to focus on the following strategies to drive Air growth:
Growth through Retailing and Merchandising Capabilities: In order to address the growing importance for travel providers of flexible systems to distribute and merchandise their increasingly sophisticated core products and broadening offerings of ancillary products, we have heavily invested in our Travelport Merchandising Suite to more effectively market and sell products and services. The Travelport Merchandising Suite, which includes our Rich Content and Branding airline merchandising solutions, integrates XML content with traditional content in a graphically rich, single user interface and, together with our sourced travel content, including air, hotels and car rental options, is fully accessible to all customers and channels. These customers include our global network of offline travel agencies, as well as OTAs, corporate travelers who prefer to self-serve and use corporate booking tools and developers who are part of our developer community. The online channel is able to connect to this content and functionality via our Travelport Universal API.
Our Rich Content and Branding airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently. As of December 31, 2015, we have signed approximately 130 airlines to our Rich Content and Branding solution and will continue to target additional airlines with this solution. In addition, increasing the sale of ancillaries through our platform not only results in additional transaction revenue, but also helps us attract new content from carriers. We intend to continuously invest in our retailing and ancillary merchandising capabilities and grow by partnering with both traditional carriers and LCCs.
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
Business Travel Growth: Our strategy to grow in the business travel space is focused on investing in products that distribute travel technology solutions directly to corporations, allowing them to easily access and book travel content that incorporates their travel management policies directly through our platform. The demographic make-up of corporate travelers is changing rapidly, with many now preferring to self-serve and use their mobile devices rather than booking travel through more traditional methods. We intend to be at the forefront of these changes as we deploy our content and digital technology assets to address them. Recent investments to support the growth and changes we are seeing in the business travel sector include our acquisition of Hotelzon, a B2B hotel distribution technology provider focused on corporates, which has made booking independent hotels, and accessing privately negotiated corporate hotel rates, more efficient for business travelers. We have also invested in Locomote, an Australian based corporate travel procurement and management platform focused on empowering corporate travelers through an improved mobile user experience. The Locomote platform provides solutions for all corporate travel management needs, including travel authorization and policy compliance, flexibility to change bookings, and more efficient back-office reconciliation.
In July 2015, we also acquired MTT, which we believe to be the world’s leading provider of mobile apps development and digital services in the travel industry. MTT’s clients already include many blue-chip brands in the industry and this acquisition formed a key part of our ongoing strategy to support the ever-connected business traveler.
We will continue to develop our offering in the business travel space and, as well as strengthening our partnerships with TMCs, we will look at new opportunities to invest in products that distribute travel technology solutions directly to corporations.
Focus on Distribution Technology Leadership and Differentiated Products
Achieving growth in our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our strong commitment to product innovation and technological excellence to maintain our state-of-the-art product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payments, mobile solutions, hospitality merchandising and advertising. We plan to continue offering rich travel content and empowered selling capabilities on an open platform with service oriented architecture and industry leading Travelport Universal API, and plan to continue to focus on developing a diverse application set to consistently increase the value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related hosting solutions. Instead, we focus on distribution products and payment related solutions. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher RevPas.
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
We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. We distribute ancillaries for approximately 100 airlines. We have relationships with approximately 310 hotel chains, representing over 90,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 20 hotel aggregators resulting in an aggregate of approximately 650,000 hotel properties bookable through Travelport Rooms and More, which, based on our internal estimates, is the largest inventory of hotel properties on any travel platform in the world. In addition, we serve approximately 36,000 car rental locations, approximately 60 cruise-lines and tour operators and 13 major rail networks worldwide.

The table below lists alphabetically our largest airline providers in the regions presented for the year ended December 31, 2015, based on revenue:
Asia Pacific	Europe	Latin America and Canada	Middle East and Africa	United States
Air India	Aeroflot Airlines	Aerovias	Emirates Airlines	Alaska Airlines
Jet Airways	Alitalia Airlines	Air Canada	Ethiopian Airlines	American Airlines/US Airways
Qantas Airways	British Airways/Iberia	American Airlines	Qatar Airways	Delta Air Lines
Singapore Airlines	Emirates Airlines	Lufthansa Airlines	South African Airway	Frontier Airlines
Virgin Australia Airlines	Lufthansa Airlines	United Airlines	Turkish Airlines	United Airlines
The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. In 2015, we had 60 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 66 and 60 planned airline contract renewals in 2016 and 2017, respectively, including contracts which roll on an annual basis. Our top fifteen travel providers as measured by revenue for the year ended December 31, 2015, all of which are airlines, have been customers on average for more than ten years. For the year ended December 31, 2015, our top ten travel providers represented approximately 24% of revenue and no single provider accounted for more than 10% of revenue.
We have entered into a number of specific-term agreements with airlines across the globe to secure all of the airline’s public content. These content agreements allow our travel agency customers to have access to the full range of our airline providers’ public content, including the ability to book the last available seat, as well as other functionalities. We have secured full-content or distribution parity agreements with approximately 120 airlines, including LCCs. Revenue attributable to these agreements comprised 69% of Air revenue in the year ended December 31, 2015. Certain full-content agreements expire, or may be terminated, during 2016. For example, though we have participation agreements with these airline providers in which they participate in our Travel Commerce Platform, full-content or distribution parity agreements with airlines representing 20% of our Travel Commerce Platform revenue for the year ended December 31, 2015 are up for renewal or are potentially terminable by such carriers in 2016.
We have approximately 120 airlines that we classify as LCCs participating in our Travel Commerce Platform around the world, including Ryanair, easyJet and AirAsia. Our revenue from LCCs increased by 14% for the year ended December 31, 2015, in contrast to a 1% decrease in revenue attributable to network carriers compared to the prior year. Revenue from LCCs accounted for less than 6% of our total Air revenue in 2015.
Our top hotel providers for the year ended December 31, 2015 were Hilton, Intercontinental Hotels Group and Marriott Hotels.
Our top car rental company providers by brand for the year ended December 31, 2015 were Avis, Enterprise and Hertz. We provide electronic ticket distribution to 13 major international and national rail networks, including Amtrak (United States), Deutsche Bahn (Germany), Eurostar Group (United Kingdom/France) and Société Nationale des Chemins de Fer France (SNCF) (France).
Travel Agencies
Approximately 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide use us for travel information, booking and ticketing capabilities, travel purchases, workflow automation and management tools for travel information and travel agency operations. Access to our Travel Commerce Platform enables travel agencies to electronically search travel related data such as schedules, availability, services and prices offered by travel providers and to book travel for end customers.
Our Travel Commerce Platform also facilitates travel agencies’ internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings, including a wide array of mid- and back-office service providers. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and online booking solutions. In addition, we provide business intelligence and data solutions to our travel agency customers.
Our relationships with travel agencies typically are non-exclusive, meaning they subscribe to and have the ability to use more than one GDS but may require a substantial portion to be booked through our Travel Commerce Platform. We pay travel agencies a commission for segments booked on our Travel Commerce Platform and, in order to encourage greater use of our Travel Commerce Platform, we may pay an increased commission based on negotiated segment volume thresholds. Travel agencies or other customers in some cases pay a fee for access to our Travel Commerce Platform or to access specific services or travel content. Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our largest OTA customers, by revenue, in 2015 were Priceline, Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe) and Expedia, Inc. (“Expedia”). In 2015, Orbitz Worldwide was acquired by Expedia. For the year ended December 31, 2015, approximately 15% of our revenue was derived from OTAs, with the remaining revenue from leisure and business travel agency customers. Our largest business travel agency customers in 2015 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our largest leisure travel agency customers in 2015 include AAA Travel, Carlson Leisure Group and GTT Global/USA Gateway. For the year ended December 31, 2015, our top ten travel agency customers represented approximately 27% of revenue and no single travel agency customer accounted for more than 10% of revenue. Travel agency contracts representing approximately 19%, 25% and 56% of 2015 revenue are up for renewal in 2016, 2017 and beyond, respectively.
Competition
Travel Commerce Platform
The marketplace for travel distribution is large, multi-faceted and highly competitive. We compete with a number of travel distributors, including:
•
traditional GDSs, such as Amadeus and Sabre;

•
local distribution systems that are primarily owned by airlines or governmental entities and operated predominately in their home countries, including TravelSky in China, Axess and Infini in Japan and Sirena Travel in Russia;

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

•
the range of products and services that deliver efficiencies that are available to travel providers and travel agencies; and

•
geographical reach, consistency of data and content, cross border capabilities and end traveler and corporation servicing.

According to Market Information Data Tapes (“MIDT”), for the years ended December 31, 2015 and 2014, we accounted for 23% and 26%, respectively, of global GDS-sold air segments, with a distribution mirroring the global distribution of GDS air segments.
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

In addition to the traditional methods to settle travel payments, eNett’s principle competitor is WEX Inc.
Technology Services
The technology services sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, sector participants include Amadeus, HP Enterprise Services, Sabre, SITA and Google, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines.
Sales and Marketing
Our sales and marketing organizations (“SMOs”) and national distribution companies (“NDCs”) are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our Travel Commerce Platform, and account management teams, which service and expand existing business. Our SMOs are wholly-owned and represented approximately 80% of our Travel Commerce Platform revenue in 2015. We continue to utilize NDCs in certain regions where our appointed distributor either provides specialized expertise in the technology or in the countries or local regions in which they operate for us. These NDCs are typically located in regions where airlines continue to exert strong influence over travel agencies. We also contract with new NDCs in countries and regions where doing so would be more cost-effective than establishing an SMO. Our top ten NDCs generated approximately 12% of our Travel Commerce Platform revenue in 2015, and no single NDC accounted for more than 5% of revenue.
We have dedicated teams that cover sales, marketing, product and application development for air commerce, agency commerce and hospitality. eNett and MTT work closely with the Travel Commerce Platform SMOs to realize cross-sale opportunities.
Technology
Achieving growth for our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our commitment to product innovation and technological excellence to maintain our product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payments, mobile solutions, hospitality merchandising and advertising. We plan to continue offering rich travel content on an open platform with service oriented architecture and an industry leading Travelport Universal API, and are also focused on developing a diverse application set to consistently keep increasing value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that will allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related IT solutions. Instead, we focus on distribution products, payment related solutions and technology services. For example, we offer Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet and Ryanair to join our fully integrated Travel Commerce Platform, and have focused on providing superior chain hotel content to OTAs relative to our competitors by directly connecting via XML to key hotel chains. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher revenue per transaction.
We support our operations from a single data center location in Atlanta, Georgia that we operate. We believe that our data center is a state-of-the-art facility, one that has completed comprehensive technology upgrades to current processing and storage platforms. The combined facility features a technology platform that we believe leads the industry in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for operations and have historically operated at a 99.985% core systems uptime. In 2015, our systems processed approximately 1 trillion transactions, up to 3 billion travel related system messages per day on an average transaction speed of 270 milliseconds and over 11 billion API calls per month. Our data center uses approximately 10,700 physical and virtual servers and has total storage capacity of over 15 petabytes. In the data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering distribution systems to our customers.
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
We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, CA, Inc., SAS Group, Inc., Cisco Systems, Inc., EMC Corporation and Red Hat, Inc. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated software, maintenance and support are available through December 31, 2016 under an agreement with IBM, and we expect such services will continue to be available to us after December 31, 2016.
Employees
As of December 31, 2015, we had approximately 3,700 full-time employees and an additional 1,200 employees at IGTS. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an E.U. Directive, we have a Travelport European Works Council in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

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
Because eNett operates an innovative payment solution, the regulatory environment for eNett products and services is not clearly defined and varies from country to country. In November 2013, eNett was granted a financial services license in Australia by the Australian Securities and Investments Commission. eNett had previously provided its eNett VAN solution pursuant to a sub-license from an Australian payments processor. In the European Union (the “E.U.”), eNett partners with regulated entities to limit its obligation to be regulated as a financial services provider with regard to its management of client funds. In January 2016, eNett was granted a money service operator services license in Hong Kong by the Customs and Excise Department of Hong Kong. In jurisdictions where eNett’s operations are regulated, the regulations generally require licensing, insurance, systems and controls, client identification checks, and/or compliance staffing. Any violation of these regulatory requirements could compromise licenses and lead to financial penalties, imposed changes to systems and controls, closer monitoring, and detailed regulatory reviews.
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
A primary source of privacy regulations to which our operations are subject is the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995), or the E.U. Data Protection Directive. Pursuant to this Directive, individual countries within the E.U. have specific regulations related to the trans-border dataflow of personal information (i.e., sending personal information from one country to another). The E.U. Data Protection Directive requires companies doing business in E.U. member states to comply with its standards. It provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. We most recently completed self-certification for our GDS data processing under this safe-harbor arrangement on February 12, 2015. In January 2012, the European Commission issued a draft data protection regulation intended to replace this Directive, and we are monitoring developments in this rulemaking. The European Parliament is expected to vote on this proposed regulation, known as the General Data Protection Regulation, in early 2016.
We participate in the U.S.-E.U. Safe Harbor Framework, or the Safe Harbor, which was designed to provide a method for U.S. companies to transfer personal data outside the E.U. in a way that is consistent with the E.U. Data Protection Directive. To join the Safe Harbor, we were required to self-certify to the U.S. Department of Commerce that we comply with E.U. standards. The Federal Trade Commission has enforcement authority over entities participating in the Safe Harbor.
In October 2015, in the Schrems case, the Court of Justice of the European Union issued a ruling that invalidated the European Commissions’ finding that the Safe Harbor program provided adequate data protection according to E.U. standards. The European Commission and the U.S. government have announced a Safe Harbor successor program known as the E.U.-US Privacy Shield. We are evaluating this new framework’s requirements and the opportunity for Safe Harbor-certified companies to transition to the Privacy Shield.

With uncertainty over the Safe Harbor and Privacy Shield programs, we have relied on model contracts to provide a legal framework for the transfer of personal data to our U.S. data center. These contracts originally were published by the European Commission with an adequacy finding and have been executed between our European affiliates and our U.S. data processing companies.
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
Russia has recently made effective a data localization law that will require some personal data of Russian citizens to be stored and processed in Russia. This law contains exemptions that we believe cover our processing operations with respect to Russian personal data. If these exemptions are narrowed or are not found to cover our data processing, the data localization law would conflict with our operational practice of aggregating and processing data at a central site. We are monitoring further legal developments and enforcement practices by the Russian authorities with other affected businesses.
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
The gross revenue and net profit attributable to these activities for the year ended December 31, 2015 were approximately $551,000 and $389,000, respectively, and $660,000 and $470,000 for the year ended December 31, 2014, respectively.
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

•
epidemics or pandemics, such as ebola, H1N1 “swine” flu, avian flu, Severe Acute Respiratory Syndrome and the Zika virus;

•
natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis;

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

•
changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations and carbon emissions reduction targets for flights to and from the E.U. area in 2013;

•
fuel price escalation or availability;

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
Our Travel Commerce Platform competes against traditional GDSs operated by Amadeus IT Group SA (“Amadeus”) and Sabre Corporation (“Sabre”), as well as against local distribution systems and alternative distribution technologies. Our Travel Commerce Platform also competes against direct distribution of travel content by travel providers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as “supplier.com websites”). In addition, our Travel Commerce Platform competes against travel providers that supply content directly to travel agencies as well as new companies in the industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS. The revolutionary emergence of mobile applications that link directly to providers may create a vigorous source of new competition that bypasses GDSs.
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
A significant portion of our revenue is derived from fees paid by airlines for bookings made through our Travel Commerce Platform. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to us and our competitors, while withholding other content, such as lower cost fares, for distribution via their own supplier.com websites unless the GDS agrees to significant discounts. Certain airlines have withdrawn, and other airlines have threatened to withdraw, content, in whole or in part, from us or our competitors as a means of obtaining lower booking fees or, alternatively, have charged, or threatened to charge, to access their lower cost fares or charge travel agencies for bookings generated in our Travel Commerce Platform. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and in Europe. There also has been an increase in the number of airlines that seek to sell optional ancillary services, such as fees for checked baggage or premium seats, only through their direct distribution channels, which threaten to further fragment content and disadvantage us and our competitors by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.
We have entered into content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the near-complete scope of public fares and inventory which the carriers generally make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in Asia Pacific, which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we will be disadvantaged compared to our competitors, and our financial results will be adversely impacted. The content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our content agreements with airlines representing approximately 20% of Travel Commerce Platform revenue for the year ended December 31, 2015 are up for renewal or are potentially terminable by such carriers in 2016. In addition, certain content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options will also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline providers, in which they have agreed to participate in our Travel Commerce Platform, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new content agreements.
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
We rely significantly on our relationships with airlines, hotels and other travel providers to enable us to offer our travel agency customers comprehensive access to travel services and products. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Adverse changes in any of our relationships with travel providers or the inability to enter into new relationships with travel providers could reduce the amount of inventory that we are able to offer through our Travel Commerce Platform, and could negatively impact our results of operations and the availability and competitiveness of travel products we offer. Our arrangements with travel providers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten providers by revenue, combined, accounted for approximately 25% of our revenue for the year ended December 31, 2015, and no single provider accounted for more than 10% of revenue. In 2015, we had 60 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 66 and 60 planned airline contract renewals in 2016 and 2017, respectively, including contracts which roll on an annual basis.
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
Our top ten travel agency customers accounted for approximately 27% of our net revenue for the year ended December 31, 2015, and no single travel agency customer accounted for more than 10% of revenue. Travel agency contracts representing approximately 19%, 25% and 56% of 2015 revenue are up for renewal in 2016, 2017 and beyond, respectively.

Our arrangements with our travel agency customers may not remain in effect on current or similar terms. For example, in February 2014, we entered into a new long-term agreement with Orbitz Worldwide. Due to the increase in payments payable to Orbitz Worldwide under the new agreement in 2014, we experienced a negative impact on our 2014 cash flow attributable to this agreement, but no impact to our 2014 Adjusted EBITDA. From 2015 onwards, the combination of increased payments and greater flexibility for Orbitz Worldwide will have a greater impact on both our earnings and cash flow, which could be material.
In the event any substantial travel agency customer terminates its relationship with us or such customer’s business is materially impacted for any reason, such as a travel provider withholding content from a travel agency customer, and, as a result, such travel agency loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our Travel Commerce Platform, our business and results of operations would be adversely affected.
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
Our Travel Commerce Platform utilizes third-party, independently owned and managed NDCs to market products and distribute and provide services in certain countries, including India, Indonesia, Kuwait, Lebanon, Pakistan, Syria, Turkey, Kazakhstan and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs.

We rely on our NDCs and the manner in which they operate their business to develop and promote our global business. Our top ten NDCs generated approximately 12% of revenue in 2015, and no single NDC accounted for more than 5% of revenue. We pay each of our NDCs a commission relative to the number of segments booked by travel agencies with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.
Consolidation in the travel industry may result in lost bookings and reduced revenue.
Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Examples include the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines and the merger of British Airways and Iberia. In addition, cooperation has increased within the Oneworld, SkyTeam and Star Alliances. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel providers away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.
Consolidation among travel agencies and competition for travel agency customers may also adversely affect our results of operations, since we compete to attract and retain travel agency customers. For example, in September 2015, Expedia acquired Orbitz Worldwide, after acquiring Travelocity in January 2015. Reductions in commissions paid by some travel providers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and incentive or loyalty payments paid by us and our competitors and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agency customers and increases the ability of those travel agencies to negotiate higher incentives or loyalty payments from us. Changes in ownership of travel agencies may also cause them to direct less business towards our Travel Commerce Platform. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our Travel Commerce Platform is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase incentives or loyalty payments, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development.
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

Some of our customers, NDC counterparties and providers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.
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
We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We have recently introduced a number of new products and services, such as Travelport Smartpoint and the Travelport Merchandising Suite, including Travelport Rich Content and Branding. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.
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
We rely primarily on a single data center location to conduct our business.
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
System interruptions and slowdowns may cause us to lose customers or business opportunities or to incur liabilities.
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
Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in sensitive personal information being misappropriated and may cause us to be held liable or possibly have a material adverse effect on our reputation and business.
The secure transmission of confidential information over the internet is essential in maintaining travel provider and travel agency confidence in our services. Substantial or ongoing data security breaches or cyber attacks, whether instigated internally or externally on our system or other internet-based systems, could significantly harm our business. Our travel providers currently require end customers to guarantee their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a cyber attack or a compromise or breach of the technology that we use to protect customer transaction data.
We incur substantial expense to protect against cyber attacks or security breaches and their consequences. However, our security measures may not prevent cyber attacks or data security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our data security systems or indulge in cyber attacks could also obtain proprietary information or cause significant interruptions in our operations. Cyber attacks or security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Cyber attacks or security breaches could also cause our current and potential travel providers and travel agencies to lose confidence in our data security, which would have a negative effect on the demand for our products and services.
We have been the target of data and cyber security attacks and may experience attacks in the future. Although we have managed to substantially counter these attacks and minimize our exposure, there can be no assurances that we will be able to successfully counter and limit any such attacks in the future.
We provide IT services to travel providers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.
We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host the reservations systems for Delta Air Lines, and provide IT subscription services for critical applications in fares, pricing and e-ticketing, directly and indirectly, over 200 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively affect our business, financial condition or results of operations. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.
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
We have customers in approximately 180 countries. As a result of having global operations, we are subject to numerous risks. At any given time, one or more of the following principal risks may apply to any or all of the countries in which our services are provided:
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
We depend significantly on the continued services and performance of our senior management, particularly our professionals with experience in the travel industry. Any of these individuals may choose to terminate their employment with us at any time. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any negative perceptions of our business as a result of those losses, could damage our brand image and our business. The specialized skills we require are difficult and time-consuming to acquire and, as a result, such skills are and are expected to remain in limited supply. It requires a long time to hire and train replacement personnel. An inability to hire, train and retain a sufficient number of qualified employees or ensure effective succession plans for critical positions could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our business, financial condition or results of operations.
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
As of December 31, 2015, our total indebtedness, excluding capital leases and other indebtedness, was $2,327 million, related to $2,375 million of term loans issued in September 2014 at a discount of 1.25% under our first lien credit agreement. If our first lien term loans due in September 2021 or any revolving credit borrowings due September 2019 are not repaid or refinanced prior to their maturity dates, we may not have the funds necessary, or otherwise be able, to repay the debt when it becomes due.
As of December 31, 2015, we had $101 million available for borrowing under our revolving credit facility, net of letters of credit that have been issued under the revolving credit facility and that are outstanding on such date. In addition, we may incur obligations that do not constitute indebtedness such as commitments to operating leases and commitments to purchase goods and services from specific suppliers related to information technology as disclosed further in the footnotes to our consolidated financial statements included elsewhere in this document. To the extent we incur any of these obligations, the risks associated with our substantial level of indebtedness would increase, which could further limit our financial and operational flexibility.
Our substantial level of indebtedness and obligations could have important consequences for us, including the following:
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our capital expenditure and future business opportunities;

•
exposing us to the risk of higher interest rates because certain of our borrowings are at variable rates of interest, including the impact of LIBOR interest rates on our dollar denominated floating rate debt;

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

In addition, under our first lien credit agreement, we are required to satisfy and maintain compliance with a first lien net leverage ratio. Our ability to meet this requirement can be affected by events beyond our control and, in the longer term, we may not be able to meet such requirement. A breach of any of these covenants could result in a default under our first lien credit agreement. Upon the occurrence of an event of default under our first lien credit agreement, the lenders could elect to declare all amounts outstanding under our first lien credit agreement to be immediately due and payable and terminate all commitments to extend further credit under our first lien credit agreement. If we are unable to repay those amounts, the lenders under our first lien credit agreement could take action or exercise remedies, including proceedings against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our first lien credit agreement. If the lenders under our first lien credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts outstanding under our first lien credit agreement, as well as our other indebtedness.

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
We have significant operations in Europe that may be adversely affected by the economic conditions in the eurozone and/or the potential withdrawal of the United Kingdom from the European Union.
We own and operate subsidiaries in substantially all of the countries in the eurozone. Due to the deterioration of credit and economic conditions in the eurozone, the future of the euro is uncertain. Certain countries in which we operate, including Greece, have received financial aid packages from the European Union, or E.U., in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures.

We continue to monitor the situation in Greece, as well as other countries in the eurozone, and the potential impact on our business. For example, as of December 31, 2015, our total Greece related assets were $24 million, primarily comprised of VAT receivables, trade receivables, and customer loyalty payments and prepaid incentives. It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown.
Following the 2015 general election in the United Kingdom (“U.K.”), it is expected that a referendum on continued U.K. membership in the E.U. will be held by the end of 2017, though it could also be held before 2017. The promise to hold a referendum could introduce potentially significant uncertainties and instability in financial and trade markets, both ahead of the referendum and, depending on the outcome, after the referendum. As an E.U. member state, the U.K. and U.K.-based businesses have access to strong financial and trade relationships, including the E.U. Single Market. Given the lack of precedent, it is unclear how a potential withdrawal of the U.K. from the E.U. would affect the U.K.’s access to the E.U. Single Market and other important financial and trade relationships and how it would affect us. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Under current E.U. rules, following a withdrawal, the U.K. would not be able to negotiate bilateral trade agreements with member countries of the E.U. In addition, a withdrawal of the U.K. from the E.U. could significantly affect the fiscal, monetary and regulatory landscape within the U.K. and could have a material impact on its economy and the future growth of its various industries. Although it is not possible to predict fully the effects of a withdrawal of the U.K. from the E.U., if it were to occur it could have a material adverse effect on our business.
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
In the processing of our travel transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, typically intended to protect the privacy and security of personal information. It is also subject to evolving security standards for credit card and personal information that is collected, processed and transmitted.
We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, the Court of Justice of the European Union has invalidated the European Commission’s finding that the Safe Harbor program provided adequate data protection according to E.U. standards. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive and politicized issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel related data, as it pertains to individuals, as a result of differing views on the privacy of such data. Our business could be affected by public concerns in some parts of the world about US-based data processing following revelations of National Security Agency surveillance activities, even though these revelations and activities did not involve Travelport. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.
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
Continued regulation of GDSs in the E.U. and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.
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
Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a passive foreign investment company (“PFIC”) for United States federal income tax purposes for our current taxable year ending December 31, 2016. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the United States Internal Revenue Service will not take a contrary position. A non-United States corporation will be a PFIC for any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly value of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. A separate determination must be made after the close of each taxable year as to whether we were a PFIC for that year. Because the value of our assets for purposes of the PFIC test generally will be determined by reference to the market price of our common shares, a significant decrease in the market price of our common shares may cause us to become a PFIC. If we are a PFIC for any taxable year during which a United States Holder holds a common share, certain adverse United States federal income tax consequences could apply to such United States Holder.
From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.
We are, and in the future may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Currently, we are involved in a legal proceeding that involves claims against us, Amadeus and Sabre that allege violations of the Sherman Act, state antitrust laws and state consumer protection laws. See Part I, Item 3—Legal Proceedings of this Annual Report on Form 10-K for additional information.
Risks Related to Our Common Shares
The market price and trading volume of our common shares may be volatile, including as a result of sales of common shares by our existing shareholders or other factors, which could result in rapid and substantial losses for our shareholders.
The market price of our common shares may be highly volatile and could be subject to wide fluctuations. During 2015, the price of our common shares, as reported by NYSE, has ranged from a low of $11.91 on July 28, 2015 to a high of  $18.30 on January 2, 2015. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to sell your common shares at or above your purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares or result in fluctuations in the price or trading volume of our common shares include: sales of common shares by our existing shareholders in open market sales or sales in underwritten offerings utilizing our existing shelf registration statement by exercising rights under our registration rights agreement on short notice, such as the underwritten sale of our common shares by certain shareholders in November 2015; variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the travel industry or the failure of securities analysts to cover our common shares; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the travel industry generally or individual scandals, specifically, and general market and economic conditions.
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
Our bye-laws contain provisions that may delay, discourage or prevent a merger or acquisition that a shareholder may consider favorable. Such provisions include, but are not limited to, shareholder advance notice and the issuance of preference shares. As a result, shareholders may be limited in their ability to obtain a premium for their common shares.
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
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common shares may be negatively affected.
We are subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. The year ended December 31, 2015 is the first year for which we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, and the trading price of our common shares could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
In addition, we have leased facilities in 44 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in leased offices in Denver, Colorado under a lease expiring in November 2025, leased offices in Kansas City, Missouri under a lease expiring in February 2021 and leased offices in Gurgaon, India under a lease expiring in August 2016, with our option to renew.
The table below provides a summary of our key facilities, all of which are leased:
Location	Purpose
Langley, United Kingdom	Corporate Headquarters; Operational Business Global Headquarters
Atlanta, Georgia	GDS Operational Business
Atlanta, Georgia	Data Center
Denver, Colorado	Product Development Center
Kansas City, Missouri	Product Development Center
Gurgaon, India	Product Development Center
Melbourne, Australia and London, United Kingdom	eNett Operational Business Centers
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
ITEM 3. LEGAL PROCEEDINGS
Consumer Antitrust Class Action
On July 14, 2015 and July 17, 2015, two purported class action lawsuits were filed against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport and Kolman et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport). On August 14, 2015, the Kolman case was voluntarily dismissed without prejudice, leaving only the Gordon case in which an amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleges violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among us and the other defendants to maintain higher fees and restrict competition for airfare bookings that prevents airline discounting. The plaintiffs seek injunctive relief under federal antitrust law and damages in connection with their state law claims. On January 15, 2016, the defendants filed a motion to dismiss that, if successful, would result in a full dismissal of the plaintiffs’ claims. At this time, the outcome of the Gordon lawsuit cannot be determined, but we believe the plaintiffs’ claims are without merit, and we intend to defend the claims vigorously; however, we believe the plaintiffs will request damages that would be material to us if there was an adverse ruling against us.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Shares
Our common shares are currently traded on the New York Stock Exchange (“NYSE”) under the symbol “TVPT.” The following table sets forth the quarterly high and low sales prices per common share as reported by NYSE for 2015 and 2014. At February 17, 2016, the number of shareholders of record was 44.
2015	High	Low
First Quarter	$18.30	$14.76
Second Quarter	$17.18	$13.51
Third Quarter	$15.34	$11.91
Fourth Quarter	$15.22	$12.68
2014	High	Low
Third Quarter (Starting September 25, 2014)	$16.46	$16.25
Fourth Quarter	$18.07	$12.06
Dividend Policy
We paid a dividend on our common shares in each of the four quarters of 2015 of  $0.075 per common share. We intend to fund any future dividends from cash generated from our operations. The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our credit agreement, any future indebtedness or preferred securities or applicable laws and other factors that our Board may deem relevant. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due or (ii) that the realizable value of our assets would thereby be less than our liabilities.
Recent Sales of Unregistered Securities
Since January 1, 2013, we have issued and sold the following securities without registration under the Securities Act of 1933:
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

On June 19, 2014, we entered into separate, individually negotiated private exchange agreements to exchange an aggregate of  $182 million of Travelport LLC’s and Travelport Holdings, Inc.’s 11.785% Senior Subordinated Dollar Notes due 2016, 10.875% Senior Subordinated Euro Notes due 2016, 13.875% Senior Fixed Rate Notes and Senior Floating Rate Notes due 2016 into approximately 9.1 million common shares at a value of  $20.50 per common share. The offers and sales of these securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 only in the United States to “qualified institutional buyers” as defined in Rule 144A.
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
Equity Awards
From January 1, 2013 to December 31, 2015, we granted options (net of forfeitures) to purchase an aggregate of 320,000 common shares at an exercise price of  $9.375 per common share. From January 1, 2013 to December 31, 2015, we granted 6,481,449 restricted share units (net of forfeitures) to be settled in our common shares under our equity compensation plans, and we issued 237,198 of our common shares under our 2013 Long-Term Management Incentive Program.
We deemed the issuances and sales described above as exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 or in reliance on Rule 701 of the Securities Act of 1933 as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. For each of the transactions listed above, share certificates were not issued, but appropriate legends were included at each issuance.
Purchases of Equity Securities By the Issuer and Affiliated Purchases
The following is a summary of the Company’s repurchases of common shares by month for the year ended December 31, 2015:
Period	Total number of shares (or units) purchased(a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – 30, 2015	775,963	$16.48	—	—
September 1 – 30, 2015	2,736	$13.21	—	—
October 1 – 31, 2015	58,541	$14.15	—	—
December 1 – 31, 2015	627	$14.15	—	—
Total	837,867	$16.30	—	—

(a)
Includes common shares that were withheld by the Company to satisfy employees’ tax liabilities attributable to the vesting of restricted share unit awards.

Performance Graph
The following graph and table show the cumulative total shareholder return of our common shares against the cumulative total returns of the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index from September 25, 2014 and ending December 31, 2015. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe, and the Dow Jones U.S. Travel & Leisure Index measures the performance of U.S. stocks in the travel and leisure sector. The graph and the table depict the result of an investment on September 25, 2014 of  $100 in our common shares, the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index, including investment of dividends. Historic share performance is not necessarily indicative of future share price performance.
	Base Period 9/25/14	INDEXED RETURNS Quarter Ending
Company/Index		9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Travelport Worldwide Limited	$100	$100.37	$110.21	$102.71	$85.21	$82.22	$80.69
Russell 2000 Index	$100	$99.28	$108.94	$113.64	$114.12	$100.52	$104.13
Dow Jones U.S. Travel & Leisure Index	$100	$100.55	$110.19	$114.47	$110.74	$110.69	$116.69

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Travelport Worldwide Limited, the Russell 2000 Index,
and the Dow Jones U.S. Travel & Leisure Index
$150
$100
$50
$0
9/25/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
Travelport Worldwide Limited
Russell 2000 Index
Dow Jones U.S. Travel & Leisure Index

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated historical financial information and other data as of the dates and for the periods indicated as set out below:
•
The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

•
The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements and the related notes thereto not included in this Annual Report on Form 10-K.

•
The consolidated balance sheet data as of December 31, 2011 are derived from our unaudited consolidated financial statements and the related notes thereto not included in this Annual Report on Form 10-K.

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
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following selected consolidated historical financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data
	Year Ended December 31,
(in $ millions, except share and per share data)	2015	2014	2013	2012	2011
Net revenue	$2,221	$2,148	$2,076	$2,002	$2,035
Costs and expenses
Cost of revenue	1,340	1,324	1,266	1,191	1,211
Selling, general and administrative	456	430	396	446	397
Depreciation and amortization	234	233	206	227	227
Total costs and expenses	2,030	1,987	1,868	1,864	1,835
Operating income	191	161	208	138	200
Interest expense, net	(149)	(278)	(356)	(346)	(364)
(Loss) gain on early extinguishment of debt	—	(108)	(49)	6	—
Gain on sale of shares of Orbitz Worldwide	6	356	—	—	—
Income (loss) from continuing operations before income taxes and share of (losses) earnings in equity method investments	48	131	(197)	(202)	(164)
Provision for income taxes	(27)	(39)	(20)	(23)	(29)
Share of (losses) earnings in equity method investments	(1)	(1)	10	(74)	(18)
Net income (loss) from continuing operations	20	91	(207)	(299)	(211)
Loss from discontinued operations, net of tax	—	—	—	—	(6)
Gain from disposal of discontinued operations, net of tax	—	—	4	7	312
Net income (loss)	20	91	(203)	(292)	95
Net (income) loss attributable to non-controlling interest in subsidiaries	(4)	(5)	(3)	—	3
Net income (loss) attributable to the Company	$16	$86	$(206)	$(292)	$98
Income (loss) per share – Basic:
Income (loss) per share – continuing operations	$0.13	$1.01	$(4.62)	$(36.76)	$(37.07)
Income per share – discontinued operations	—	—	0.10	0.83	54.59
Basic income (loss) per share	$0.13	$1.01	$(4.52)	$(35.93)	$17.52
Weighted average common shares outstanding – Basic	122,340,491	85,771,655	45,522,506	8,129,920	5,602,713
Income (loss) per share – Diluted:
Income (loss) per share – continuing operations	$0.13	$0.98	$(4.62)	$(36.76)	$(37.07)
Income per share – discontinued operations	—	—	0.10	0.83	54.59
Diluted income (loss) per share	$0.13	$0.98	$(4.52)	$(35.93)	$17.52
Weighted average common shares outstanding – Diluted	122,539,422	87,864,090	45,522,506	8,129,920	5,602,713
Cash dividends declared per common share	$0.300	$0.075	—	—	—

Consolidated Balance Sheets Data
	December 31,
(in $ millions)	2015	2014	2013	2012	2011
Cash and cash equivalents	$155	$139	$154	$110	$124
Total current assets (excluding cash and cash equivalents)	310	273	312	322	304
Property and equipment, net	460	414	428	416	431
Goodwill and other intangible assets, net	1,916	1,930	1,971	2,017	2,110
All other non-current assets	88	136	223	291	373
Total assets	$2,929	$2,892	$3,088	$3,156	$3,342
Total current liabilities	$579	$555	$681	$695	$635
Long-term debt	2,387	2,384	3,528	3,866	3,771
All other non-current liabilities	286	291	190	281	321
Total liabilities	3,252	3,230	4,399	4,842	4,727
Total equity (deficit)	(323)	(338)	(1,311)	(1,686)	(1,385)
Total liabilities and equity	$2,929	$2,892	$3,088	$3,156	$3,342

Consolidated Statements of Cash Flows Data
	Year Ended December 31,
(in $ millions)	2015	2014	2013	2012	2011
Net cash provided by operating activities of continuing operations	$262	$58	$100	$181	$124
Net cash used in operating activities of discontinued operations	—	—	—	—	(12)
Net cash (used in) provided by investing activities	(166)	226	(96)	(89)	556
Net cash (used in) provided by financing activities	(78)	(297)	40	(106)	(802)
Effects of changes in exchange rates on cash and cash equivalents	(2)	(2)	—	—	5
Net increase (decrease) in cash and cash equivalents	$16	$(15)	$44	$(14)	$(129)

Selected Quarterly Consolidated Financial Data—Unaudited
Provided below is selected unaudited quarterly financial data for 2015 and 2014:
	2015
(in $ millions)	First	Second	Third	Fourth
Net revenue	$572	$554	$560	$535
Cost of revenue	349	335	336	320
Operating income	34	63	54	40
Net (loss) income from continuing operations	(7)	16	5	6
Net (loss) income	(7)	16	5	6
Net (loss) income attributable to the Company	(8)	15	4	5
(Loss) income per share from continuing operations:
Basic	(0.07)	0.13	0.03	0.04
Diluted	(0.07)	0.12	0.03	0.04

	2014
(in $ millions)	First	Second	Third	Fourth
Net revenue	$572	$551	$529	$496
Cost of revenue	353	337	320	314
Operating income	75	60	21	5
Net (loss) income from continuing operations	(27)	5	155	(42)
Net (loss) income	(27)	5	155	(42)
Net (loss) income attributable to the Company	(29)	4	154	(43)
(Loss) income per share from continuing operations:
Basic	(0.46)	0.05	1.75	(0.35)
Diluted	(0.46)	0.05	1.71	(0.35)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with our consolidated financial statements and accompanying notes reported in accordance with U.S. GAAP and included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $8 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary B2B travel commerce platform. In 2015, we processed over $82 billion of travel spending. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the year ended December 31, 2015, Air, Beyond Air and Technology Services represented 72%, 22% and 6%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including over 120 LCCs. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as Air Asia, easyJet, Ryanair and Spirit Airlines into our Travel Commerce Platform.
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
For the payment solutions, eNett’s core offering is VANs that automatically generate unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable.
Following our acquisition of Mobile Travel Technologies Ltd. in July 2015, we also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.

In addition to hospitality and payment and mobile solutions, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,500 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta. In addition, we own 51% of IGTS, an application development services provider based in New Delhi, India that is used for both internal and external software development.
Management Performance Metrics
Our management team monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of changes in both Reported Segments and RevPas. Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, mobile solutions, advertising and other platform services. Reported Segments is defined as travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use other GAAP and non-GAAP measures as performance metrics.
The table below sets out our performance metrics:
	Year Ended December 31,		Change		Year Ended December, 31		Change
(in $ millions, except share data, Reported Segments and RevPas)	2015	2014		%	2014	2013		%
Net revenue	$2,221	$2,148	$73	3	$2,148	$2,076	$72	3
Operating income	191	161	30	19	161	208	(47)	(23)
Net income (loss)	20	91	(71)	(78)	91	(203)	294	*
Income (loss) per share – diluted (in $)	0.13	0.98	(0.85)	(87)	0.98	(4.52)	5.50	*
Adjusted EBITDA(1)	535	540	(5)	(1)	540	517	23	5
Adjusted Net Income (Loss)(2)	122	(11)	133	*	(11)	(48)	37	78
Adjusted Income (Loss) per Share – diluted(3) (in $)	1.00	(0.12)	1.12	*	(0.12)	(1.06)	0.94	89
Net cash provided by operating activities	262	58	204	*	58	100	(42)	(42)
Adjusted Free Cash Flow(4)	134	(39)	173	*	(39)	20	(59)	*
Reported Segments (in millions)	342	356	(14)	(4)	356	350	6	2
Travel Commerce Platform RevPas (in $)	$6.13	$5.70	$0.43	8	$5.70	$5.60	$0.10	2

*
Percentage calculated not meaningful

(1)
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net (excluding unrealized gains (losses) on interest rate derivative instruments), and related income taxes.

(2)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on euro denominated debt and earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions.
(3)
Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.

(4)
Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions, capital lease and other indebtedness repayments (“Capital Expenditure”).

Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss), as determined under U.S. GAAP. In addition, Adjusted Net Income (Loss) and Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentations of Adjusted Net Income (Loss) and Adjusted EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
We have included Adjusted Net Income (Loss) and Adjusted EBITDA as they are primary metrics used by management to evaluate and understand our underlying operations and business trends, forecast future results and determine future capital investment allocations. They are also used by our Board of Directors to determine incentive compensation.
The following table provides a reconciliation of net income (loss) to Adjusted Net Income (Loss) and to Adjusted EBITDA:
	Year Ended December 31,
(in $ millions)	2015	2014	2013
Net income (loss) from continuing operations	$20	$91	$(207)
Adjustments:
Amortization of intangible assets(1)	72	77	80
Loss on early extinguishment of debt	—	108	49
Share of losses (earnings) in equity method investments	1	1	(10)
Gain on sale of shares of Orbitz Worldwide	(6)	(356)	—
Equity-based compensation and related taxes	29	44	6
Corporate and restructuring costs(2)	19	14	7
Litigation and related costs(3)	—	—	12
Other – non cash(4)	(14)	12	15
Tax impact of adjustments	1	(2)	—
Adjusted Net Income (Loss)	122	(11)	(48)
Adjustments:
Depreciation and amortization of property and equipment	162	156	126
Amortization of customer loyalty payments	67	76	63
Interest expense, net	158	278	356
Remaining provision for income taxes	26	41	20
Adjusted EBITDA	$535	$540	$517

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
For the year ended December 31, 2013, litigation and related costs predominately relate to litigation with American Airlines and former bondholders.

(4)
Other—non cash includes (i) unrealized (gains) losses on foreign currency derivatives contracts and revaluation (gains) losses on our euro denominated debt of  $ (2) million, $12 million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively, (ii) unrealized gain on interest rate derivative instruments of  $9 million for the year ended December 31, 2015, (iii) write-off and impairment of non-current assets of  $2 million and $1 million for the years ended December 31, 2014 and 2013, respectively, and (iv) other (gains) losses of  $(3) million, $(2) million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We have included Adjusted Income (Loss) per Share—diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments) and income related taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share—diluted has similar limitations as Adjusted EBITDA and Adjusted Net Income (Loss) and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income / (loss) and net income / (loss) per share for the period. Therefore, we think it is important to evaluate these measures along with our consolidated statements of operations.
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
We believe that securing the content of the world’s leading airlines is value-enhancing for our Travel Commerce Platform, and as a result, we have entered into full content agreements with an increasing number of airlines over recent years. We have full content or distribution parity agreements with approximately 120 airlines, including LCCs, worldwide. These agreements accounted for 69% of our Air revenue for the year ended December 31, 2015. We offer airlines a discount for giving us access to this content. Contracts with airlines that do not provide us with this preferential access include terms that generally allow us to increase segment fees on thirty days notice. The mix of types of airline agreements on our Travel Commerce Platform will continue to impact our revenue. Our value-based pricing model has been instrumental in driving RevPas growth in recent years.
Travel agency commissions constitute a large portion of our operating costs and continue to increase due to competitive factors. As experienced in recent years, we expect to stem the average rate of increase in commissions as a result of the industry leading features, functionality and innovative solutions offered on our Travel Commerce Platform.
•
Increasing Expansion and Importance of LCCs: Over the past decade, LCCs have become a substantial segment of the air travel industry, generating additional demand for air travel through low fares. LCCs have continued to grow, with LCCs’ share of global air travel volume expected to increase from 17% of revenue passenger kilometers in 2014 to 21% of revenue passenger kilometers by 2034, according to Airbus. LCCs have traditionally relied on direct distribution, but are now increasingly targeting the indirect channel to support their future growth aspirations and expand their offering into higher yield markets and to higher yield customers.

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
•
Consolidations Within the Travel Industry: The travel industry has experienced consolidation, including airline mergers and alliances, as well as among travel agencies. Examples in the airline industry include the merger between Delta and Northwest Airlines in 2008, the merger between United Airlines and Continental Airlines in 2010, the merger between British Airways and Iberia in 2011 and the merger between American Airlines and US Airways in 2013. We have been impacted by consolidations within the airline industry in the past, including as a result of the merger of United Airlines with Continental Airlines in 2010 when we discontinued servicing the United Airlines reservation system in March 2012 as they migrated to the Continental Airlines system. Further consolidation among airlines could increase our customer concentration, reduce airline seat capacity and increase the negotiating ability of airline travel providers.

The travel industry also has experienced consolidation among travel agencies, including large OTAs, as well as competition for travel agency customers. For example, in September 2015, Expedia acquired Orbitz Worldwide, after acquiring Travelocity in January 2015. Further consolidation among travel agencies could increase our customer concentration and increase the ability of travel agencies to negotiate higher incentives or loyalty payments.

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

•
Growth in Technology Enabled B2B Payment Solutions: Traditionally, travel payments from travel agencies to travel providers have been settled through a variety of methods, such as cash, EFTs, corporate cards, lodge cards and other methods. All of these traditional payment methods bear numerous inefficiencies as well as significant credit-related and fraud-related risks that are costly and time consuming leaving a “white space” for an alternative innovative model, such as VANs. Growth in technology enabled B2B payment solutions benefits us directly through our majority ownership of eNett. In 2015, eNett generated revenue of  $92 million, representing a 36% increase from 2014. We expect eNett to increase its penetration rate in the travel industry and continue to increase its share of our revenue growth.

Factors Affecting the Company
Factors affecting our results of operations, but not necessarily our entire industry, include:
•
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in percentages)	2015	2014	2013
Asia Pacific	22	20	19
Europe	30	30	31
Latin America and Canada	5	4	4
Middle East and Africa	14	14	14
International	71	68	68
United States	29	32	32
Travel Commerce Platform	100	100	100

We expect some of the regions in which we currently operate, such as Asia Pacific, the Middle East and Africa, to experience growth in travel that is greater than the global average due to factors such as economic growth and a growing middle class, while more mature regions, such as the United States, remain stable. As these emerging travel regions may grow at a higher rate than mature regions, the geographic distribution of our revenue may similarly shift.
•
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including over 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over

550,000 are independent hotel properties), approximately 36,000 car rental locations, approximately 60 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across over 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2015.
In general, our business is characterized by multi-year travel provider and travel agency contracts. In 2015, we had 60 planned airline contract renewals, and we successfully renewed substantially all of such contracts. We currently have 66 and 60 planned airline contract renewals in 2016 and 2017, respectively, including contracts which roll on annual basis. Travel agency contracts representing approximately 19%, 25%, and 56 % of 2015 revenue are up for renewal in 2016, 2017, 2018 and beyond, respectively. We did not lose any material travel buyer contract in the last three years. We cannot guarantee that we will be able to renew our travel provider or travel agency agreements in the future on favorable economic terms, or at all.
•
Renegotiated Legacy Contracts: In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under the new agreement, which replaced our existing agreement with Orbitz Worldwide, we paid incremental benefits in 2014, and we will pay further increased fees in later years for each air, car and hotel segment. In addition, beginning from 2015, Orbitz Worldwide receives wider flexibility to use traditional GDS providers for services. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.

In May 2014, we restructured and extended our Technology Services relationship with Delta. Delta reacquired the data and intellectual property rights central to its passenger service and flight operations systems. We continue to run the systems infrastructure and hosting for the Delta platform in our Atlanta data center on our hardware and with our systems monitoring and support. Effective July 1, 2014, we transitioned approximately 178 employees to Delta.
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
•
Transaction Value Model: Our payment solutions model earns revenue as a percentage of total transaction value in the form of interchange fees payable by banks. Revenue is recognized when the payment is processed.

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
Cost of Revenue
Cost of revenue consists primarily of:
•
Commissions: Payments or other consideration to travel agencies and NDCs for reservations made on our Travel Commerce Platform that accrue on a monthly basis. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract and includes customer loyalty payments. The variable and amortized portion of the upfront incentive consideration is recorded to cost of revenue. Cost of revenue also includes incentive considerations to travel agencies and bank service charges for payment solutions.

•
Technology Costs: The direct technology costs relate to revenue production, consisting of the maintenance and development costs for the mainframes, servers and software that is the shared infrastructure used to run our Travel Commerce Platform and Technology Services. Such costs consist of:

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
Definite-lived intangible assets are amortized, and such assets primarily relate to customer and vendor contracts acquired in the sale of Travelport to Blackstone in 2006 and from our acquisition of Worldspan in 2007. Amortization is computed using the straight-line method over the estimated useful lives of the assets, unless another method is more appropriate.
Interest Expense, net
Interest expense, net is primarily comprised of  (i) interest expense on our borrowings, financial expense on hedging derivatives and the amortization of debt discount and deferred financing fees, less (ii) financial income received from our hedging derivatives and interest earned from short-term investments and bank deposits, plus / less (iii) the change in the fair value of derivatives that do not qualify for hedge accounting.
Gain (Loss) on Early Extinguishment of Debt
Gain (loss) on early extinguishment of debt is primarily comprised of  (i) (gain) loss on extinguishment of debt, (ii) unamortized debt finance costs and debt discounts written-off and (iii) early repayment penalties related to our financial arrangements.
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
Share of Earnings (Losses) in Equity Method Investments
We recorded earnings (losses) in relation to our proportional share of ownership of equity method investments which was comprised of Orbitz Worldwide until July 22, 2014 and Locomote from February 4, 2014 until October 8, 2015. We discontinued equity method of accounting upon our substantial sale of shares of common stock of Orbitz Worldwide during 2014, with its remaining shares of common stock sold in the first quarter of 2015. We increased our ownership interest in Locomote on October 8, 2015 from 49% to 55% and now consolidate Locomote.

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Net revenue	$2,221	$2,148	$73	3
Costs and expenses
Cost of revenue	1,340	1,324	16	1
Selling, general and administrative	456	430	26	5
Depreciation and amortization	234	233	1	1
Total costs and expenses	2,030	1,987	43	2
Operating income	191	161	30	19
Interest expense, net	(149)	(278)	129	47
Loss on early extinguishment of debt	—	(108)	108	100
Gain on sale of shares of Orbitz Worldwide	6	356	(350)	(98)
Income from continuing operations before income taxes and share of losses in equity method investments	48	131	(83)	(63)
Provision for income taxes	(27)	(39)	12	29
Share of losses in equity method investments	(1)	(1)	—	—
Net income from continuing operations	20	91	(71)	(78)
Gain from disposal of discontinued operations, net of tax	—	—	—	—
Net income	$20	$91	$(71)	(78)
Net Revenue
Net revenue is comprised of:
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Air	$1,603	$1,607	$(4)	—
Beyond Air	$492	424	68	16
Travel Commerce Platform	2,095	2,031	64	3
Technology Services	126	117	9	7
Net revenue	$2,221	$2,148	$73	3

For the year ended December 31, 2015, Net revenue increased by $73 million, or 3%, compared to the year ended December 31, 2014. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $64 million, or 3%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Year Ended December 31,		Change
	2015	2014		%
Travel Commerce Platform RevPas (in $)	$6.13	$5.70	$0.43	8
Reported Segments (in millions)	342	356	(14)	(4)
The increase in Travel Commerce Platform revenue of  $64 million, or 3%, was due to a $68 million, or 16%, increase in Beyond Air revenue, offset by a $4 million decrease in Air revenue. Overall, there was an 8% increase in Travel Commerce Platform RevPas, offset by a 4% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in hospitality and payment solutions, as well as our expansion into mobile solutions. The value of transactions processed on the Travel Commerce Platform decreased to $82 billion for the year ended December 31, 2015 from $90 billion for the year ended December 31, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in ticket prices in line with global trends. Our airlines tickets issued decreased to 117 million from 122 million, and our percentage of Air revenue from away bookings increased to 65% from 62%. We increased our hospitality segments per 100 airline tickets issued to 47 from 43, our car rental days sold to 91 million from 85 million and our hotel room nights sold to 65 million from 63 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Asia Pacific	$460	$400	$60	15
Europe	634	615	19	3
Latin America and Canada	99	88	11	13
Middle East and Africa	289	280	9	3
International	1,482	1,383	99	7
United States	613	648	(35)	(5)
Travel Commerce Platform	$2,095	$2,031	$64	3

The table below sets forth Reported Segments and RevPas by region:
	Segments (in millions)				RevPas (in $)
	Year Ended December 31,		Change		Year Ended December, 31		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	64	58	6	10	$7.23	$6.90	$0.33	5
Europe	81	86	(5)	(5)	$7.80	$7.15	$0.65	9
Latin America and Canada	17	15	2	10	$5.88	$5.75	$0.13	2
Middle East and Africa	39	39	—	(1)	$7.51	$7.22	$0.29	4
International	201	198	3	1	$7.40	$6.98	$0.42	6
United States	141	158	(17)	(11)	$4.34	$4.10	$0.24	6
Travel Commerce Platform	342	356	(14)	(4)	$6.13	$5.70	$0.43	8

International
Our International Travel Commerce Platform revenue increased $99 million, or 7%, due to a 6% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved mix and merchandising, and Beyond Air was primarily driven by growth in payment solutions, hospitality and advertising, as well as expansion into mobile solutions. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 71% for the year ended December 31, 2015 compared to 68% for the year ended December 31, 2014.
Asia Pacific
Revenue in Asia Pacific increased $60 million, or 15%, due to a 10% increase in Reported Segments and a 5% increase in RevPas. RevPas increased primarily due to revenue growth in Air, and payment and mobile solutions in Beyond Air. Reported Segments increased due to strong growth in India, Hong Kong, South Korea and Australia.
Europe
Revenue in Europe increased $19 million, or 3%, due to a 9% increase in RevPas, partially offset by a 5% decrease in Reported Segments. RevPas increased primarily due to revenue from payment solutions, hospitality and expansion into mobile solutions. Reported Segments decreased mainly due to geopolitical factors in the Ukraine, Russia and Greece, as well as some volume erosion in other parts of Europe, which impacted our performance primarily in the first six months of 2015.
Latin America and Canada
Revenue in Latin America and Canada increased $11 million, or 13%, due to a 10% increase in Reported Segments and a 2% increase in RevPas. The increase in RevPas was mainly driven by expansion into mobile solutions. Reported Segments increased primarily due to strong growth in Canada and Colombia.
Middle East and Africa
Revenue in the Middle East and Africa increased $9 million, or 3%, due to a 4% increase in RevPas. RevPas increased primarily due to revenue growth in Air resulting from improved mix and merchandising and from growth across our Beyond Air portfolio.
United States
Revenue in the United States decreased $35 million, or 5%, primarily due to an 11% decrease in Reported Segments offset by a 6% increase in RevPas. The decrease in Reported Segments was driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, offset by growth in other parts of our platform. The increase in RevPas was primarily due to growth in Beyond Air revenue.
Technology Services
Technology Services revenue increased $9 million, or 7%, due to continuous growth in application development services and IT solutions, partially offset by the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014).
Cost of Revenue
Cost of revenue is comprised of:
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Commissions	$1,029	$1,022	$7	1
Technology costs	311	302	9	3
Cost of revenue	$1,340	$1,324	$16	1

Cost of revenue increased by $16 million, or 1%, resulting from a $7 million, or 1%, increase in commission costs and a $9 million, or 3%, increase in technology costs. Commissions paid to travel agencies increased due to a 3% increase in travel distribution costs per segment and incremental commission costs from our payment processing business, offset by a 4% decrease in Reported Segments. Commissions include amortization of customer loyalty payments of  $67 million and $76 million for the years ended December 31, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $9 million, or 3%, due to continued expansion of our operations and investments in technology.

Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Workforce	$311	$291	$20	6
Non-workforce	102	69	33	49
Sub-total	413	360	53	15
Non-core corporate costs	43	70	(27)	(39)
SG&A	$456	$430	$26	6

SG&A expenses increased by $26 million, or 6%, during the year ended December 31, 2015 compared to December 31, 2014. SG&A expenses include $43 million and $70 million of charges for the years ended December 31, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 increased by $53 million, or 15%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $20 million, or 6%. The increase was primarily due to higher employee incentive plan expenses, higher pension expense and increased wages and benefits as a result of headcount and merit increases related to the expansion of the Travel Commerce Platform through acquisitions and go-to-market capabilities. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $33 million, or 49%. The increase was primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense, general increases across the cost base to support the Travel Commerce Platform and other incremental public company expenses.
Non-core corporate costs of  $43 million and $70 million for the years ended December 31, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of  $27 million, or 39%, is primarily due to a $15 million decrease in our equity-based compensation and related taxes primarily due to accelerated vesting of our time-based RSUs in the third quarter of 2014 following our initial public offering and a $14 million decrease in unrealized foreign exchange losses on derivatives.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Year Ended December 31,		Change
(in $ millions)	2015	2014	$	%
Depreciation on property and equipment	$162	$156	$6	5
Amortization of acquired intangible assets	72	77	(5)	(5)
Total depreciation and amortization	$234	$233	$1	1

Total depreciation and amortization increased by $1 million, or 1%. Depreciation on property and equipment increased $6 million, or 5%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $5 million, or 5%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, decreased $129 million, or 47%, due to several de-leveraging transactions, including repayment of a portion of our debt from the proceeds of our initial public offering during 2014.

Loss on Early Extinguishment of Debt
During the year ended December 31, 2014, we completed several deleveraging transactions and refinanced our term loans under a new senior secured credit agreement, repaying all of our then existing indebtedness, excluding capital leases. These transactions were accounted for as an extinguishment of debt resulting in a loss on early extinguishment of debt of  $108 million.
Gain on Sale of Shares of Orbitz Worldwide
During the year ended December 31, 2014, we sold 48 million shares of common stock of Orbitz Worldwide in underwritten offerings for net proceeds of  $366 million and recognized a gain of  $356 million. Following this sale in July 2014, we owned less than 1% of the outstanding shares of common stock of Orbitz Worldwide and accounted for the remaining shares as available-for-sale securities. In February 2015, we sold the remaining shares and realized a gain of $6 million.
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
Share of Losses in Equity Method Investments
Our share of losses in equity method investments was $1 million for the year ended December 31, 2015, which reflected our 49% of ownership interest in Locomote until October 8, 2015, subsequent to which date we obtained a controlling interest. For the year ended December 31, 2014, our share of losses in equity method investments was primarily from Orbitz Worldwide and was $1 million for the period from January 1, 2014 to July 22, 2014. During the period ended July 22, 2014, these earnings reflect approximately 44% of ownership interest until May 2014 (following our sale of 8.6 million shares of Orbitz Worldwide’s common stock) and approximately 36% of ownership interest from May 2014 until July 22, 2014 when we sold substantially all of our remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our outstanding first lien term loans. Consequently, we discontinued equity method of accounting for Orbitz Worldwide as of July 22, 2014.

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

*
Percentage calculated not meaningful

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
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Year Ended December 31,		Change
	2014	2013		%
Travel Commerce Platform RevPas (in $)	$5.70	$5.60	$0.10	2
Reported Segments (in millions)	356	350	6	2

The increase in Travel Commerce Platform revenue of  $72 million, or 4%, was due to a $53 million, or 14%, increase in our Beyond Air revenue and a $19 million, or 1%, increase in our Air revenue. Overall, there was a 2% increase in both Travel Commerce Platform RevPas and Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform increased to $90 billion for the year ended December 31, 2014 from $87.7 billion for the year ended December 31, 2013. We increased our airline tickets sold to 122 million from 120 million and our percentage of Air revenue from away bookings remained flat at 62%. We increased our hospitality segments per 100 airline tickets issued to 43 from 41, our hotel rooms nights sold to 63 million from 61 million, and our car rental days sold to 85 million from 76 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Year Ended December 31,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	$400	$369	$31	8
Europe	615	596	19	3
Latin America and Canada	88	86	2	3
Middle East and Africa	280	277	3	1
International	1,383	1,328	55	4
United States	648	631	17	2
Travel Commerce Platform	$2,031	$1,959	$72	4

The table below sets forth Reported Segments and RevPas revenue by region:
	Segments (in millions)				RevPas (in $)
	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	%	2014	2013	$	$	%
Asia Pacific	58	56	2	3	$6.90	$6.58	$0.32	5
Europe	86	85	1	1	$7.15	$6.96	$0.19	3
Latin America and Canada	15	15	—	5	$5.75	$5.88	$(0.13)	(2)
Middle East and Africa	39	39	—	—	$7.22	$7.15	$0.07	1
International	198	195	3	2	$6.98	$6.81	$0.17	3
United States	158	155	3	2	$4.10	$4.07	$0.03	1
Travel Commerce Platform	356	350	6	2	$5.70	$5.60	$0.10	2

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

Europe
Revenue in Europe increased $19 million, or 3%, due to a 3% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to Beyond Air growth, including increased revenue from payment solutions.
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

Cost of revenue increased by $58 million, or 5%, primarily as a result of a $44 million, or 5%, increase in commission costs. Commissions paid to travel agencies increased due to a 2% increase in travel distribution costs per segment, a 2% increase in Reported Segments and incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of  $76 million and $63 million for the years ended December 31, 2014 and 2013, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $14 million, or 5%, due to continued expansion of our operations and investments in technology.
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
Interest Expense, Net
Interest expense, net, decreased by $78 million, or 22%, as a result of the decrease in our debt balance due to deleveraging transactions during the year, repayment of debt from proceeds of our IPO, and our new credit agreement entered into in September 2014.
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

As of December 31, 2014, we owned less than 1% of the outstanding shares of common stock of Orbitz Worldwide from July 2014 and no longer accounted our investment in Orbitz Worldwide as equity method investment.
Provision for Income Taxes
Our tax provision differs significantly from the U.S. Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdiction and (iv) certain income or gains which are not subject to tax.
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
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of December 31, 2015, 2014 and 2013, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:
	Year Ended December 31,
(in $ millions)	2015	2014	2013
Cash and cash equivalents	$155	$139	$154
Cash held as collateral	—	26	79
Revolving credit facility availability	101	86	120
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

The table below sets out our Trading Working Capital as of December 31, 2015 and 2014, which is then reconciled to our Working Capital:
(in $ millions)	December 31, 2015	December 31, 2014	Change
Accounts Receivable, net	$206	$184	$22
Accrued commissions and incentives	(241)	(260)	19
Deferred revenue and prepaid incentives, net	(10)	(15)	5
Trading Working Capital	(45)	(91)	46
Cash and cash equivalents	155	139	16
Accounts payable and employee related	(153)	(132)	(21)
Accrued interest	(19)	(18)	(1)
Current portion of long-term debt	(74)	(56)	(18)
Taxes	16	17	(1)
Other assets (liabilities), net	6	(2)	8
Working Capital	$(114)	$(143)	$29
Consolidated Balance Sheets:
Total current assets	$465	$412	$53
Total current liabilities	(579)	(555)	(24)
Working Capital	$(114)	$(143)	$29

As of December 31, 2015, we had a Working Capital net liability of  $114 million, compared to $143 million as of December 31, 2014, a decrease of  $29 million. The $29 million decrease in net liability is primarily due to a $46 million improvement in Trading Working Capital net liability, as described above, an $8 million increase in other assets (liabilities) and a $16 million increase in cash and cash equivalents as discussed in “Cash Flows” below, offset by a $21 million increase in accounts payable and employee related, net, and $18 million increase in current portion of long-term debt.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase. The fluctuations in these balances are the primary contributors to the changes to our Trading Working Capital. As of December 31, 2015 and 2014, our Trading Working Capital as a percentage of net revenue earned during the last twelve months was (2) % and (4) %, respectively.
The table below sets out information on our accounts receivable:
	December 31, 2015	December 31, 2014	Change
Accounts receivable, net (in $ millions)	$206	$184	$22
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	37	1
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2015, Air revenue accounted for approximately 72% of our revenue, however, only 46% of our outstanding receivables related to customers using ACH as of December 31, 2015. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period was 38 DSO for total accounts receivable, net, at December 31, 2015, as compared to 37 days at December 31, 2014. The increase in our DSO is primarily due to the growth of our Beyond Air revenue, which along with growth in our Air revenue in the month of December 2015 compared to December 2014, contributed to increase in our accounts receivables, net, balance.
We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2015, our commissions increased by $7 million, or 1%; however the balance in accrued commissions and incentives decreased by $19 million primarily due to the timing of payments to third party payables.
The table below sets out our Trading Working Capital as of December 31, 2014 and 2013, which is then reconciled to our Working Capital:
	Asset (Liability)
(in $ millions)	December 31, 2014	December 31, 2013	Change
Accounts Receivable, net	$184	$177	$7
Accrued commissions and incentives	(260)	(253)	(7)
Deferred revenue and prepaid incentives, net	(15)	(10)	(5)
Trading Working Capital	(91)	(86)	(5)
Cash and cash equivalents	139	154	(15)
Accounts payable and employee related	(132)	(152)	20
Accrued interest	(18)	(73)	55
Current portion of long-term debt	(56)	(45)	(11)
Taxes	17	(8)	25
Other assets (liabilities), net	(2)	(5)	3
Working Capital	$(143)	$(215)	$72
Consolidated Balance Sheets:
Total current assets	$412	$466	$(54)
Total current liabilities	(555)	(681)	126
Working Capital	$(143)	$(215)	$72

As of December 31, 2014, we had a Working Capital net liability of  $143 million, compared to $215 million as of December 31, 2013, a decrease of  $72 million. The $72 million decrease in net liability is primarily due to a $55 million decrease in accrued interest, a $25 million decrease in taxes and a $20 million decrease in accounts payable and employee related, offset by an $11 million increase in current portion of long-term debt, a $5 million increase in Trade Working Capital net liability, as described below, and a $15 million decrease in cash and cash equivalents as discussed in “—Cash Flows” below.
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
The table below sets out information on our accounts receivable:
	December 31, 2014	December 31, 2013	Change
Accounts receivable, net (in $ millions)	$184	$177	$7
Accounts receivable, net – DSO	37	38	(1)
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the ACH and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2014, Air revenue accounted for approximately 75% of our revenue, however only 53% of our outstanding receivables were due from customers using ACH as of December 31, 2014. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period was 37 DSO for total accounts receivable, net, at December 31, 2014, as compared to 38 days at December 31, 2013. The decrease in our DSO is primarily due to earlier payment of Beyond Air receivables in December 2014 compared to December 2013. Growth in Air revenue in the month of December 2014 compared to December 2013, contributed to the increase in our accounts receivable balance.

We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2014, our commissions increased by $44 million, or 5%, resulting in an increased balance in accrued commissions and incentives of $7 million.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:
	Year Ended December 31,
(in $ millions)	2015	2014	2013
Cash provided by (used in):
Operating activities	$262	$58	$100
Investing activities	(166)	226	(96)
Financing activities	(78)	(297)	40
Effect of exchange rate changes	(2)	(2)	—
Net (decrease) increase in cash and cash equivalents	$16	$(15)	$44

We believe our important measures of liquidity are Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We define Unlevered Adjusted Free Cash Flow as Adjusted Free Cash Flow excluding the impact of interest payments. These measures are useful indicators of our ability to generate cash to meet our liquidity demands. We believe these measures provide investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. Our management uses Unlevered Adjusted Free Cash Flow to determine how much cash would be available to the providers of capital and debt and assess cash generated if our debt was to be repaid. We believe these measures give management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions, cash paid for other adjusting items are unrelated to the underlying business and our Capital Expenditures are primarily related to the development of our operating platforms.
Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under U.S. GAAP. These measures are not a measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to net earnings or any other performance measures derived in accordance with U.S.GAAP or as alternatives to cash flows from operating activities as measures of liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow and Unlevered Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities.
	Year Ended December 31,
(in $ millions)	2015	2014	2013
Adjusted EBITDA	$535	$540	$517
Interest payments	(146)	(294)	(273)
Tax payments	(25)	(26)	(29)
Customer loyalty payments	(75)	(93)	(78)
Changes in Trading Working Capital	(42)	(13)	(5)
Changes in accounts payable and employee related payables	20	(33)	7
Pension liability contribution	(3)	(7)	(3)
Changes in other assets and liabilities	12	31	11
Other adjusting items(1)	(14)	(47)	(47)
Net cash provided by operating activities	262	58	100
Add: other adjusting items(1)	14	47	47
Less: capital expenditures on property and equipment additions	(106)	(112)	(107)
Less: repayment of capital lease obligations and other indebtedness	(36)	(32)	(20)
Adjusted Free Cash Flow	134	(39)	20
Add: interest payments	146	294	273
Unlevered Adjusted Free Cash Flow	$280	$255	$293

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA.

These include (i) $14 million, $21 million and $24 million of corporate cost payments during the years ended December 31, 2015, 2014 and 2013, respectively, (ii) $26 million of payments relating to the accrued sponsor monitoring fee for the year ended December 31, 2014 and (iii) $23 million of litigation and related costs payments for the year ended December 31, 2013.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
As of December 31, 2015, we had $155 million of cash and cash equivalents, an increase of  $16 million compared to December 31, 2014. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Operating Activities: For the year ended December 31, 2015, cash provided by operating activities was $262 million compared to $58 million for the year ended December 31, 2014. The increase of  $204 million is primarily a result of  $148 million decrease in interest payments, $18 million of lower customer loyalty payments and $33 million of lower other adjusting items.
The changes in Trading Working Capital of  $(42) million and $(13) million for the years ended December 31, 2015 and 2014, respectively, are discussed above in “—Working Capital.”
Investing Activities: During the year ended December 31, 2015, cash used in investing activities of $166 million was primarily due to $106 million cash used in the purchase of property and equipment and $66 million net cash consideration paid for our business acquisitions. During the year ended December 31, 2014, we had cash inflows from investing activities of  $226 million representing $366 million of cash proceeds from the sale of shares of common stock of Orbitz Worldwide, which was offset by cash outflows of  $112 million for the purchase of property and equipment and $28 million for investments in an equity method investment and other business acquisitions.

Our investing activities for the years ended December 31, 2015 and 2014 include:
	Year Ended December 31,
(in $ millions)	2015	2014	Change
Cash additions to software developed for internal use	$78	$82	$(4)
Cash additions to computer equipment and other	28	30	(2)
Total	$106	$112	$(6)

Our Capital Expenditures, substantially all of which relate to the Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment as well as cash used for the repayment of capital lease and other indebtedness obligations. For the years ended December 31, 2015 and 2014, we repaid capital lease and other indebtedness obligations of  $36 million and $32 million, respectively, which is primarily towards assets within our data center. We finance these investments over an average period of 3 to 5 years in line with the expected life of the equipment. Our toal Capital Expenditures were $142 million and $144 million for the years ended December 31, 2015 and 2014, respectively.
Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center by implementing zTPF software on our mainframes, the development of our Travelport Universal API that underpins our new and existing applications, the development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.
Cash additions to computer equipment and other are primarily for our continuing investment in our data center.
Financing Activities: Cash used in financing activities for the year ended December 31, 2015 was $78 million which primarily consisted of  (i) $37 million in dividend payments to shareholders, (ii) $36 million of capital lease and other indebtedness repayments, (iii) a $24 million first lien term loan repayment, (iv) a $13 million payment for the purchase of treasury shares on vesting of equity awards and (v) a $3 million purchase of additional equity in eNett, offset by (vi) a $26 million release of cash provided as collateral for letters of credit and (vii) $12 million from the sale of treasury shares.
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

•
Our initial public offering completed on September 30, 2014, which generated net proceeds of approximately $445 million, of which $425 million were used to repay the senior unsecured bridge loan.

During 2014, we also purchased for $65 million additional equity in our consolidated subsidiary eNett, received $53 million from the release of cash provided as collateral under our letter of credit facility, paid $32 million in capital leases related to computer and equipment used in our data center, paid $23 million in taxes on behalf of our employees related to the vesting of equity awards, paid $6 million in taxes on behalf of our employees related to the vesting of equity awards and paid a dividend of  $9 million in December 2014 on our outstanding common shares.
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
The changes in Trading Working Capital of  $(13) million and $(5) million for the years ended December 31, 2014 and 2013, respectively, are discussed above in “—Working Capital.”
Investing Activities: The cash provided by (used in) investing activities for the year ended December 31, 2014 was $226 million compared to $(96) million for the year ended December 31, 2013. The increase of $322 million primarily relates to (i) $366 million proceeds from the sales of shares of common stock of Orbitz Worldwide, offset by (ii) the purchase of an equity method investment of  $10 million, (iii) businesses acquired for $18 million, net of cash, and (iv) a $5 million increase in additions to property and equipment.
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

•
Our initial public offering completed on September 30, 2014, which generated net proceeds of approximately $445 million, of which $425 million were used to repay the senior unsecured bridge loan.

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
Cash provided by financing activities for the year ended December 31, 2013 was $40 million reflecting the net impact of our comprehensive refinancing activities during 2013. These primarily were comprised of (i) $2,169 million of proceeds from term loans and (ii) $58 million net release of cash collateralized, offset by (iii) $1,667 million repayments of term loans, (iv) $413 million repayment of senior notes, (v) $20 million net repayment of revolver borrowings, (vi) $55 million of debt finance costs and (vii) $20 million of capital lease repayments.
Financing Arrangements
As of December 31, 2015, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other financial indebtedness. The following table summarizes our Net Debt position as of December 31, 2015 and December 31, 2014:
(in $ millions)	Interest rate	Maturity	December 31, 2015	December 31, 2014
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,327	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			134	93
Total debt			2,461	2,440
Less: cash and cash equivalents			(155)	(139)
Less: cash held as collateral			—	(26)
Net Debt(2)			$2,306	$2,275

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
During the year ended December 31, 2015, we (i) repaid $24 million of our quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $4 million of debt discount, (iii) repaid $34 million and terminated $40 million of our capital leases and entered into $90 million of new capital leases for information technology assets and (iv) incurred $27 million of other indebtedness of which $2 million was repaid.
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

Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of   $50 million. During the year ended December 31, 2015, we borrowed and repaid $30 million under this facility. As of December 31, 2015, we had no outstanding borrowings under our revolving credit facility and had utilized $24 million for the issuance of letters of credit, with a balance of   $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. In July 2015, all cash collateralized letters of credit were terminated and we received the outstanding balance of cash provided as collateral. As of December 31, 2015, there were no outstanding cash collateralized letters of credit.
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

As of December 31, 2015, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.39 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
We re-evaluate our capital structure from time to time, including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.
Interest Rate Risk
We are exposed to interest rate risk relating to our floating rate debt. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

The primary interest rate exposure as of December 31, 2015 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated floating rate debt. Additionally, during 2014 and in previous years, we were also exposed to interest rate due to the impact of LIBOR interest rates on our euro denominated floating rate debt Interest on our $2,327 million term loan is currently charged at LIBOR plus 4.75%, subject to a LIBOR floor of 1.00%. During the year ended December 31, 2015, LIBOR rates were below 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in 2015 we transacted $1,400 million notional amount of interest rate swaps commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at 1.4010%.
In 2013, we entered into interest rate cap derivative contracts to cap the LIBOR rate at 1.50%. The purpose of these contracts was to hedge the risk of an increase in interest costs on our floating rate debt due to an increase in LIBOR rates. We had designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of  $4 million during the year ended December 31, 2014, as a component of other comprehensive income (loss). In June 2014, we ceased hedge accounting for our interest rate cap derivative instruments. The exchange of our common shares for our term loans during 2014 reduced the principal amount of debt being hedged to under 100% of the notional amount of interest rate cap contracts. Further, following our announcement of the refinancing of our capital structure in August 2014, we determined that the underlying future hedge accounted interest cashflows were not probable of occurring, and that the hedge effectiveness could no longer be achieved. Losses of  $8 million, previously accumulated within other comprehensive income (loss) were then recognized within our consolidated statements of operations.
During the years ended December 31, 2015, 2014 and 2013 none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges except for interest rate cap derivative instruments which were considered as accounting hedges until June 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated statements of operations. Gains /(Losses) on these interest rate derivative financial instruments amounted to $9 million, $(1) million and $(3) million for the years ended December 31, 2015, 2014 and 2013, respectively.
Foreign Currency Risk
We are exposed to foreign currency risk related to our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries.
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to foreign currency risk. The Company does not use derivatives for trading or speculative purposes.
Approximately 94% of our net revenue of  $2,221 million is denominated in U.S. dollars. The other 6% is denominated in foreign currency. Approximately 67% of our operating expenses, excluding depreciation on property and equipment, amortization of customer loyalty payments, amortization of acquired intangible assets and non-core corporate costs, are denominated in U.S. dollars. The other 33% of such operating expenses are denominated in foreign currency, predominantly Australian dollar, euros and British pounds. In addition a proportion of our foreign currency denominated receivables and payables are denominated in foreign currencies. During 2014 and in prior years a proportion of our debt was denominated in euro.
During 2015 and in previous years, we used foreign currency derivative contracts, including forward contracts and currency options, to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, forecasted earnings of our foreign subsidiaries and until September 2014, our euro denominated debt. As of December 31, 2015 we have $337 million notional of foreign currency forward contracts.
During the years ended December 31, 2015, 2014 and 2013, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. Losses on these foreign currency derivative financial instruments amounted to $21 million, $19 million and $4 million for the years ended December 31, 2015, 2014 and 2013 respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of December 31, 2015, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of  $2 million and cover transactions for a period that does not exceed four years.
Financial Obligations
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2015. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements or (iv) obligations related to pension and other post-retirement defined benefit plans.
	Year Ending December 31,
(in $ millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt(1)	$74	$60	$53	$41	$26	$2,207	$2,461
Interest payments(2)	146	141	137	134	132	103	793
Operating leases(3)	13	12	10	10	9	27	81
Purchase commitments(4)	50	9	7	6	—	—	72
Total	$283	$222	$207	$191	$167	$2,337	$3,407

(1)
The debt maturity includes $24 million of debt discount on term loans under the senior secured credit agreement and is considered under “Thereafter” in the table above.

(2)
Interest on floating rate debt is based on the interest rate as of December 31, 2015 of LIBOR plus 4.75%, where LIBOR has a floor of 1.00%. As of December 31, 2015, we have $19 million of accrued interest on our consolidated balance sheet.

(3)
Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)
Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2015, plan contributions of  $3 million are expected to be made in 2016. Funding projections beyond 2015 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2015, we had $92 million of unrecognized tax benefit (including interest and penalties) for uncertain tax positions.
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
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the year ended December 31, 2015.
Critical Accounting Policies
In presenting our consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results.
Revenue Recognition
Travel Commerce Platform Revenue
Travel Commerce Platform revenue primarily utilizes a transaction volume model to recognize revenue. We charge a fee per segment booked. We also receive a fee for cancellations of bookings previously made on our system and where tickets were issued by us that were originally booked on an alternative system.
Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations and anticipated incentives for travel agencies and other customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, which have not been significant historically. Certain of our more significant contracts provide for incentive payments based upon business volume. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in net revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel providers, and travel related accidents. Revenue for car and hotel reservations, in Beyond Air, is recognized upon fulfillment of the reservation. Given hotel and car reservations can be cancelled at any time without penalty, revenue is recognized upon the fulfillment of the reservation when it is contractually billed and collectability of the revenue is reasonably assured.
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
Where the payments are made to travel agencies and travel providers with an objective of increasing the number of travel bookings and to improve the travel agencies’ or travel providers’ loyalty, instrumented through contractual agreements with a term greater than a year, and the travel agency or the travel provider commits to achieve our economic objectives, the payments are considered as customer loyalty payments and capitalized as intangible assets. These intangible assets are amortized over the period of contractual agreement on a straight line basis unless another method is more appropriate. The amortization expense is recognized within cost of revenue or revenue on the consolidated statements of operations. In addition, we estimate the recoverability of customer loyalty payments based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized declines, cost of revenue will increase as the amounts are written-off. For the years ended December 31, 2015, 2014 and 2013, we did not recognize any significant impairment of customer loyalty payments. As of December 31, 2015 and December 31, 2014, customer loyalty payments, net of accumulated amortization, amounted to $164 million and $177 million, respectively.
Where payments are based on a per transaction basis, these are expensed in the month the transactions are generated. Where they are paid on signing the contract or at specified dates they are capitalized as prepaid incentives and expensed as the related revenue is recognized. As of December 31, 2015 and December 31, 2014, we recorded prepaid incentives of  $35 million and $21 million, respectively, which are included in other current and non-current assets on our consolidated balance sheets.
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

Common Share Valuation Prior to Our Initial Public Offering
Prior to our initial public offering in September 2014, the fair value of the common shares underlying our stock-based awards was determined by the Board of Directors with input from management and contemporaneous third-party valuations. We believe that our Board of Directors and management have the relevant experience and expertise to determine the fair value of our common shares. Given the absence of a public trading market of our common shares prior to September 25, 2014, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our Board of Directors and management exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common shares including:
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
Stock Options
We measure the value of stock-option awards at the grant date fair value as calculated by the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the fair value of the underlying common shares, the expected term of the option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of our common shares. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If these assumptions change and different factors are used, our stock-based compensation expense could be materially different in the future. These assumptions are as follows:
•
Fair value of our common shares: Prior to September 25, 2014, as our shares were not publicly traded, we estimated the fair value of common shares, as discussed in “Common Share Valuation” above. However upon our initial public offering, our shares were listed and we now have readily determinable fair value of our shares.

•
Expected term: The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option.

•
Volatility: As we do not have sufficient trading history for our common shares, the expected share price volatility for our common shares was estimated by taking the average of the median historic price volatility and the median implied volatility of traded stock for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the business services, travel and transportation services and computer programming, data processing and other computer services. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

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

If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of the stock options granted during the year ended December 31, 2015 was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in calculating the fair value of stock options are described in Note 16—Equity-based compensation to the consolidated financial statements included in this Annual Report on Form 10-K.
Pension and Other Post-Retirement Defined Benefits
We provide post-employment defined benefits to a number of our current and former employees. Costs associated with post-employment defined benefits include pension and post-retirement health care expenses for employees, retirees and surviving spouses and dependents.
The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 13—Employee Benefit Plans to the consolidated financial statements included in this Annual Report on form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with U.S. GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.
The primary assumptions affecting our accounting for employee benefits are:
•
Discount rate: The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is based on a full yield curve approach from matching projected plan cash flows to high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.4% for defined benefit pension plans and 4.8% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2015.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $69 million or increase pension liabilities by $86 million, respectively, as of December 31, 2015. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2015 would be to decrease or increase, respectively, the 2015 pre-tax pension expense by $4 million and $6 million.
•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2015, we used a weighted average expected long-term rate of return on plan assets of 6.4%.

Actual returns on pension assets for 2015, 2014 and 2013 were (1.7%), 7.8% and 9.3%, respectively, compared to the expected rate of return assumption of 6.6%, 7.0% and 7.2%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2015 would be to decrease or increase, respectively, the 2015 pre-tax expense by $4 million and $6 million.
As of December 31, 2015, we changed the estimate of the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Previously, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For the year ending December 31, 2016, the change in estimate is not expected to have a significant impact on the U.S. pension and postretirement net periodic benefit plan cost.
During the year ended December 31, 2014, we adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 (MP-2014) published by the Society of Actuaries’ (SOA) Retirement Plans Experience Committee. The mortality improvement scale was updated by the SOA in October 2015 to MP-2015, which in turn changed the underlying mortality table. We have adopted the refined tables, specifically the RP-2006 mortality table with the MP-2015 improvement scale for the year ended December 31, 2015. The mortality table and mortality improvement scale represent the new standard for defined benefit mortality. The MP-2015 improvement scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational). The adoption of the updated Mortality Tables and the Mortality Improvement Scale decreased the Company’s pension liability by approximately $9 million as of December 31, 2015.
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
We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We have adopted a quantitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2015. In performing this test, we determine fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and other indefinite-lived intangible assets during the fourth quarter of 2015 were (i) estimated cash flows based on financial projections for periods from 2016 through 2020, which were extrapolated to perpetuity, (ii) terminal values based on terminal growth rates not exceeding 2% - 3% and (iii) discount rates, based on WACC, ranging from 9% to 15%. As a result of the impairment testing performed in 2015, 2014 and 2013 we concluded that the fair value of goodwill and other indefinite-lived intangible assets exceeded the carrying value of the assets. As a result no impairment of intangibles was recorded in our consolidated statement of operations in any of these years.
Impairment of Definite-Lived Assets
We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. No indicators were identified during any of the years 2015, 2014 and 2013 requiring testing of our definite-lived assets for impairment.
Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2015, a $59 million increase in the valuation allowance was recognized within the provision for income taxes in the consolidated statement of operations.
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
We are currently a defendant in income tax litigation brought by the India Tax Department (“ITD”) in a long-running dispute whereby ITD asserts that Travelport has a permanent establishment in India and is subject to tax there. The dispute dates back to assessment year ended March 31, 1995. For assessment years ended March 31, 1996 through March 31, 2007 we have favorable judgments from the Delhi High Court ruling that no income is chargeable to tax. ITD has appealed the decisions to the Supreme Court and a hearing date may be possible in the near term due to improvement in the tax and judicial environment in India. Our dispute continues before lower level appellate authorities for subsequent years.
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
We use foreign currency forward contracts to manage foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries. In order to hedge the risk of U.S. interest rates rising above the term loan floor of 1.00%, during 2015 we have entered into interest rate swaps on a portion of our outstanding term loan balance for the period from February 2017 through February 2019.
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
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the U.S. dollar as of December 31, 2015. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
Interest Rate Risk
Our primary interest rate exposure as of December 31, 2015 was due to interest rate fluctuations in the United States, specifically the impact of USLIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of December 31, 2015 would increase our annualized interest charge by $14 million. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of December 31, 2015 would not change our annualized interest charge.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency risk will remain a market risk exposure for the foreseeable future.
We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. Dollar on the value of our foreign currency derivative instruments as of December 31, 2015. We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the British Pound, Euro and Australian dollar would result in a charge of approximately $32 million on our consolidated statements of operations, while a 10% decrease in foreign currency exchange rate with respect to the same currencies would result in a benefit of  $33 million on our consolidated statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the year ended December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b)
Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte LLP, an independent registered public accounting firm. Their attestation report is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Travelport Worldwide Limited
We have audited the internal control over financial reporting of Travelport Worldwide Limited and its subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control —  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE LLP
London, United Kingdom
February 18, 2016
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
(d)
Limitations on Controls.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the Company’s Annual Proxy Statement under the sections titled “Corporate Governance—Board of Directors,” “Corporate Governance—Functions and Meetings of the Board of Directors,” “Corporate Governance—Functions and Meetings of the Board of Directors—Codes of Conduct,” “Corporate Governance—Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Company’s Annual Proxy Statement under the section titled “Executive Compensation” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the Company’s Annual Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners” is incorporated herein by reference in response to this item. Certain information concerning our equity compensation plans is included in Part II of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s Annual Proxy Statement under the section titled “Corporate Governance—Related Person Transactions” and “Corporate Governance—Functions and Meetings of the Board of Directors—Director Independence” is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Company’s Annual Proxy Statement under the section titled “Proposals To Be Voted On At Meeting—Proposal No. 2: Appointment of Independent Auditors and Authorization of the Audit Committee of the Board to Determine the Independent Auditor’s Remuneration” is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(A)(1) FINANCIAL STATEMENTS
See Financial Statements and Financial Statements Index commencing on page F-1 hereof.
ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES
See Schedule II—Valuation and qualifying accounts on page F-51 hereof. All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes therein.
ITEM 15(A)(3) EXHIBITS
See Exhibits Index commencing on page G-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED

By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Chief Accounting Officer
Date: February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Gordon Wilson (Gordon Wilson)	Chief Executive Officer and Director	February 18, 2016
/s/ Bernard Bot (Bernard Bot)	Executive Vice President and Chief Financial Officer	February 18, 2016
/s/ Douglas Steenland (Douglas Steenland)	Chairman of the Board and Director	February 18, 2016
/s/ Gavin Baiera (Gavin Baiera)	Director	February 18, 2016
/s/ Gregory Blank (Gregory Blank)	Director	February 18, 2016
/s/ Elizabeth Buse (Elizabeth Buse)	Director	February 18, 2016
/s/ Steven Chambers (Steven Chambers)	Director	February 18, 2016
/s/ Michael J. Durham (Michael J. Durham)	Director	February 18, 2016
/s/ Douglas Hacker (Douglas Hacker)	Director	February 18, 2016
/s/ Antonios Basoukeas (Antonios Basoukeas)	Chief Accounting Officer	February 18, 2016

TRAVELPORT WORLDWIDE LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Travelport Worldwide Limited
We have audited the accompanying consolidated balance sheets of Travelport Worldwide Limited and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in total equity (deficit) for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelport Worldwide Limited and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE LLP
London, United Kingdom
February 18, 2016

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in $ millions, except share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net revenue	$2,221	$2,148	$2,076
Costs and expenses
Cost of revenue	1,340	1,324	1,266
Selling, general and administrative	456	430	396
Depreciation and amortization	234	233	206
Total costs and expenses	2,030	1,987	1,868
Operating income	191	161	208
Interest expense, net	(149)	(278)	(356)
Loss on early extinguishment of debt	—	(108)	(49)
Gain on sale of shares of Orbitz Worldwide	6	356	—
Income (loss) from continuing operations before income taxes and share of (losses) earnings in equity method investments	48	131	(197)
Provision for income taxes	(27)	(39)	(20)
Share of (losses) earnings in equity method investments	(1)	(1)	10
Net income (loss) from continuing operations	20	91	(207)
Gain from disposal of discontinued operations, net of tax	—	—	4
Net income (loss)	20	91	(203)
Net income attributable to non-controlling interest in subsidiaries	(4)	(5)	(3)
Net income (loss) attributable to the Company	$16	$86	$(206)
Income (loss) per share – Basic:
Income (loss) per share – continuing operations	$0.13	$1.01	$(4.62)
Income per share – discontinued operations	—	—	0.10
Basic income (loss) per share	$0.13	$1.01	$(4.52)
Weighted average common shares outstanding – Basic	122,340,491	85,771,655	45,522,506
Income (loss) per share – Diluted:
Income (loss) per share – continuing operations	$0.13	$0.98	$(4.62)
Income per share – discontinued operations	—	—	0.10
Diluted income (loss) per share	$0.13	$0.98	$(4.52)
Weighted average common shares outstanding – Diluted	122,539,422	87,864,090	45,522,506

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income (loss)	$20	$91	$(203)
Other comprehensive (loss) income, net of tax
Currency translation adjustments, net of tax of $0	(11)	(11)	(5)
Changes in loss on cash flow hedges, net of tax of $0	—	4	(4)
Unrealized actuarial gain (loss) on defined benefit plans, net of tax of $0, $2 and $2	14	(84)	107
Changes in (loss) gain on equity investment, net of tax of $0	(1)	(7)	9
Changes in gain on available-for-sale securities, net of tax of $0	(6)	6	—
Other comprehensive (loss) income, net of tax	(4)	(92)	107
Comprehensive income (loss)	16	(1)	(96)
Comprehensive income attributable to non-controlling interest in subsidiaries	(4)	(5)	(3)
Comprehensive income (loss) attributable to the Company	$12	$(6)	$(99)

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED BALANCE SHEETS
(in $ millions, except share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$155	$139
Accounts receivable (net of allowances for doubtful accounts of $15 and $14)	206	184
Deferred income taxes	5	5
Other current assets	99	84
Total current assets	465	412
Property and equipment, net	460	414
Goodwill	1,067	997
Trademarks and tradenames	314	314
Other intangible assets, net	535	619
Cash held as collateral	—	26
Deferred income taxes	10	9
Other non-current assets	78	101
Total assets	$2,929	$2,892
Liabilities and equity
Current liabilities:
Accounts payable	$74	$73
Accrued expenses and other current liabilities	431	426
Current portion of long-term debt	74	56
Total current liabilities	579	555
Long-term debt	2,387	2,384
Deferred income taxes	60	54
Other non-current liabilities	226	237
Total liabilities	3,252	3,230
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,476,382 shares and 122,505,599 shares issued; 123,631,474 shares and 121,411,360 shares outstanding as of December 31, 2015 and 2014, respectively)	—	—
Additional paid in capital	2,716	2,715
Treasury shares, at cost (844,908 shares and 1,094,239 shares as of December 31, 2015 and 2014, respectively)	(13)	—
Accumulated deficit	(2,882)	(2,898)
Accumulated other comprehensive loss	(178)	(174)
Total shareholders’ equity (deficit)	(357)	(357)
Equity attributable to non-controlling interest in subsidiaries	34	19
Total equity (deficit)	(323)	(338)
Total liabilities and equity	$2,929	$2,892

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $ millions)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating activities of continuing operations
Net income (loss)	$20	$91	$(203)
Income from discontinued operations (including gain from disposal), net of tax	—	—	(4)
Net income (loss) from continuing operations	20	91	(207)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	234	233	206
Amortization of customer loyalty payments	67	76	63
Gain on sale of shares of Orbitz Worldwide	(6)	(356)	—
Amortization of debt finance costs	6	10	21
Accrual of repayment fee and amortization of debt discount	4	6	8
Loss on early extinguishment of debt	—	108	49
(Gain) Loss on foreign exchange derivative instruments	(4)	17	1
Gain on interest rate derivative instruments	(9)	(1)	(3)
Payment-in-kind interest	—	17	38
Share of losses (earnings) in equity method investments	1	1	(10)
Equity-based compensation	30	41	6
Deferred income taxes	2	6	(1)
Customer loyalty payments	(75)	(93)	(78)
Pension liability contribution	(3)	(7)	(3)
Changes in assets and liabilities:
Accounts receivable	(18)	(11)	(27)
Other current assets	(27)	7	5
Accounts payable, accrued expenses and other current liabilities	12	(98)	5
Other	28	11	27
Net cash provided by operating activities	$262	$58	$100
Investing activities
Property and equipment additions	$(106)	$(112)	$(107)
Proceeds from sale of shares of Orbitz Worldwide	6	366	—
Businesses acquired, net of cash	(66)	(18)	—
Purchase of equity method investment	—	(10)	—
Proceeds from sale of assets held-for-sale	—	—	17
Other	—	—	(6)
Net cash (used in) provided by investing activities	$(166)	$226	$(96)

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in $ millions)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Financing activities
Net proceeds from issuance of common shares in initial public offering	$—	$445	$—
Proceeds from term loans	—	2,345	2,169
Proceeds from bridge loans	—	425	—
Proceeds from revolver borrowings	30	75	73
Repayment of term loans under senior secured credit agreement	(24)	(1,477)	(1,667)
Repayment of bridge loans	—	(425)	—
Repayment of term loans under second lien credit agreement	—	(863)	—
Repurchase / repayment of senior notes and senior subordinated notes	—	(588)	(413)
Repayment of revolver borrowings	(30)	(75)	(93)
Repayment of capital lease obligations and other indebtedness	(36)	(32)	(20)
Debt finance costs	—	(40)	(55)
Release of cash provided as collateral	26	53	137
Cash provided as collateral	—	—	(79)
Payment related to early extinguishment of debt	—	(46)	—
Purchase of non-controlling interest in a subsidiary	(3)	(65)	—
Costs related to exchange of shares for payment-in-kind debt	—	—	(6)
Tax withholding for equity awards (Note 1)	(1)	(23)	(1)
Sale of treasury shares	12	—	—
Treasury share purchase related to vesting of equity awards (Note 1)	(13)	—	—
Dividend to shareholders	(37)	(9)	—
Dividend to non-controlling interest shareholders	(2)	(2)	(1)
Payment on settlement of derivative instruments	—	—	(8)
Proceeds from settlement of derivative instruments	—	3	4
Other	—	2	—
Net cash (used in) provided by financing activities	$(78)	$(297)	$40
Effect of changes in exchange rates on cash and cash equivalents	(2)	(2)	—
Net increase (decrease) in cash and cash equivalents	16	(15)	44
Cash and cash equivalents at beginning of year	139	154	110
Cash and cash equivalents at end of year	$155	$139	$154
Supplemental disclosure of cash flow information of continuing operations
Interest payments, net of capitalized interest	$146	$294	$273
Income tax payments, net of refunds	25	26	29
Non-cash capital lease additions (see Note 6)	90	18	32
Non-cash purchase of property and equipment (see Note 6)	34	—	—
Non-cash exchange of debt for equity (see Note 10)	—	571	473
Exchange of senior notes due 2014 and 2016 for new senior notes due 2016	—	—	591
Exchange of second priority secured notes for Tranche 2 Loans	—	—	229
Exchange of payment-in-kind debt for new senior subordinated debt	—	—	25
See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ millions, except share data)	Number	Amount		Number	Amount
Balance as of January 1, 2013	8,131,539	$—	$1,265	—	$—	$(2,778)	$(189)	$16	$(1,686)
Issue of common shares in exchange for debt, net of expenses	52,373,884	—	467	—	—	—	—	—	467
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1)	(1)
Equity-based compensation	652,222	—	5	—	—	—	—	1	6
Tax withholding for equity awards	(275,599)	—	(1)	—	—	—	—	—	(1)
Comprehensive (loss) income, net of tax	—	—	—	—	—	(206)	107	3	(96)
Balance as of December 31, 2013	60,882,046	—	1,736	—	—	(2,984)	(82)	19	(1,311)
Issue of common shares in initial public offering, net of expenses	30,000,000	—	445	—	—	—	—	—	445
Issue of common shares in exchange for debt	28,841,012	—	585	—	—	—	—	—	585
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(2)	(2)
Dividend to shareholders ($0.075 per share)	—	—	(9)	—	—	—	—	—	(9)
Purchase of non-controlling interest in a subsidiary	—	—	(62)	—	—	—	—	(3)	(65)
Equity-based compensation	3,078,827	—	41	—	—	—	—	—	41
Tax withholding for equity awards	(1,390,525)	—	(23)	—	—	—	—	—	(23)
Tax benefit from equity-based award activity	—	—	2	—	—	—	—	—	2
Comprehensive income (loss), net of tax	—	—	—	—	—	86	(92)	5	(1)
Balance as of December 31, 2014	121,411,360	—	2,715	—	—	(2,898)	(174)	19	(338)
Change in accounting policy for treasury shares (See Note 1)	1,094,239	—	17	1,094,239	(17)	—	—	—	—
Balance after change in accounting policy	122,505,599	—	2,732	1,094,239	(17)	(2,898)	(174)	19	(338)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(2)	(2)
Dividend to shareholders ($0.300 per share)	—	—	(37)	—	—	—	—	—	(37)
Equity-based compensation	1,970,783	—	25	—	—	—	—	—	25
Purchase of non-controlling interest in a subsidiary	—	—	(3)	—	—	—	—	—	(3)
Non-controlling interest in business acquisitions	—	—	—	—	—	—	—	13	13
Treasury shares purchased in relation to vesting of equity awards	—	—	—	837,867	(13)	—	—	—	(13)
Treasury shares issued on vesting of equity awards	—	—	—	(237,198)	4	—	—	—	4
Sale of treasury shares (See Note 15)	—	—	(1)	(850,000)	13	—	—	—	12
Comprehensive income (loss), net of tax	—	—	—	—	—	16	(4)	4	16
Balance as of December 31, 2015	124,476,382	$—	$2,716	844,908	$(13)	$(2,882)	$(178)	$34	$(323)

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries, Travelport business is comprised of:
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
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
Consolidation Policy
The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities controlled by Travelport, including where control is exercised by owning a majority of the entity’s outstanding common shares (eNett International (Jersey) Limited (“eNett”), IGT Solutions Private Limited, Travel-IT Beteiligungsgesellschaft GmbH and Locomote Holdings Pty Limited (“Locomote”)). The Company has eliminated intercompany transactions and balances in its financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.
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
Revenue for air travel reservations is recognized at the time of the booking of the reservation when it is contractually billed, net of estimated cancellations and anticipated incentives for customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations; and such cancellations have not been significant, historically. The Company’s beyond air revenue, including hotel and car reservations, is recognized upon fulfillment of the reservation. Given hotel and car reservations can be cancelled at any time without penalty, revenue is recognized upon the fulfillment of the reservation when it is contractually billed and collectability of the revenue is reasonably assured.
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

TRAVELPORT WORLDWIDE LIMITED
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
Cost of Revenue
Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including commissions paid to travel agencies and third-party national distribution companies (“NDCs”), amortization of customer loyalty payments, incentives paid to travel agencies who subscribe to the Company’s Travel Commerce Platform and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization of acquired intangible assets comprising of customer relationships.
Commission payments represent consideration to travel agencies and NDCs for reservations made on the Company’s Travel Commerce Platform. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts. Variable commissions are accrued in a period based on the estimated number of segments to be booked by the travel agent. For upfront commissions, the Company establishes liabilities for these loyalty payments at the inception of the contract and capitalizes the customer loyalty payments as intangible assets. The amortization of the customer loyalty payments is then recognized as a component of revenue or cost of revenue over the life of the contract on a straight line basis (unless another method is more appropriate), as the Company expects the benefit of those assets, which are the air segments booked on its Travel Commerce Platform, to be realized evenly over the life of the contract.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Advertising Expense
Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing such as, television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $20 million, $16 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $2 million, $3 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of December 31, 2015, the Company did not designate any derivative contract as accounting hedges, although during 2014 and 2013, the Company had designated its interest rate cap derivative contracts as cash flow hedges. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are recognized in earnings in the same period during which the hedged cash flow affects earnings, or are recognized earlier where the cash flow hedges are determined to be ineffective, or where the derivative contracts are terminated prior to maturity and the cash outflows hedged are not considered as probable of occurring.
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

TRAVELPORT WORLDWIDE LIMITED
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

Capitalized software	3 to 10 years
Computer equipment	3 to 7 years
Buildings	up to 30 years
Leasehold improvements	up to 20 years
Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2015, 2014 and 2013, the Company amortized software costs developed for internal use of  $99 million, $87 million and $65 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations. Travelport policy is to capitalize interest cost as a component of historical cost where an asset is being constructed for Travelport’s own use. The amount of interest on capital projects capitalized was $3 million, $8 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company’s amortizable intangible assets comprise of  (i) acquired intangible assets, consisting of customer and vendor relationships and (ii) customer loyalty payments. The Company generally amortizes these intangible assets on a straight-line basis (unless another method is more appropriate) over their estimated useful lives of:

Acquired intangible assets	5 to 25 years
Customer loyalty payments	2 to 10 years (contract period)
Impairment of Long-Lived Assets
The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company may qualitatively assess impairment factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and if, as a result of qualitative assessment or if the Company determines

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

quantitatively that the fair value of the reporting unit (determined utilizing estimated future discounted cash flows and assumptions that it believes marketplace participants would utilize) is less than its carrying value, the Company proceeds to assess impairment of goodwill. The level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. The remaining value represents the implied fair value of the goodwill, which if lower than its carrying value results in an impairment of goodwill to the extent the carrying value of goodwill exceeds its implied fair value. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary. The Company uses comparative market multiples, if available and other factors to corroborate the discounted cash flow results.
The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year subsequent to substantially completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2015 and did not identify any impairment.
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
Foreign Currency
On consolidation, assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at period end exchange rates and their results of operations are translated into U.S. dollars at the average exchange rates for the period. The gains and losses resulting from translating these financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and are included in net income (loss) only upon sale or liquidation of the underlying non-U.S. dollar function currency entity.
Transactions in currencies other than functional currency of an entity are recorded at the rate of exchange prevailing on the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rate of exchange prevailing at the balance sheet date. Gains and losses resulting from such transactions and translations are included in earnings as a component of selling, general and administrative expense, in the consolidated statements of operations, except where the balances in non-U.S. dollar functional currency represent certain intercompany loans determined to be of long-term investment in nature, in which case, the translation gains and losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component in the consolidated statements of cash flows.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation
The Company has equity-based compensation plans that provide for grants of restricted stock units and stock options to employees and non-employee directors of the Company who perform services for the Company.
The Company expenses all equity-based compensation on a straight-line basis over the requisite service period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The awards under equity-based compensation plans are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.
TDS Investor (Cayman) L.P., the partnership which, prior to the Company’s comprehensive refinancing in April 2013, indirectly owned a majority shareholding in the Company (the “Partnership”), provided for equity-based, long-term incentive programs for the purpose of retaining certain key employees of the Company. Under several plans within these programs, key employees were granted restricted equity units and/or partnership interests in the Partnership. The Company has recognized the expense related to these awards in its consolidated statements of operations.
Net Income Per Common Share
Basic net income per common share is computed by dividing the net income available to the Company by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to the Company by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted share units outstanding during the period, calculated using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive.
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
Pension and other post-retirement defined benefit costs are recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions including expected rates of return on plan assets, discount rates, employee turnover, healthcare costs and mortality rates. Actuarial gains or losses arise from actual returns on plan assets being different to expected return and from changes in the projected benefit obligation and are deferred within accumulated other comprehensive income (loss), net of tax.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
Financial Instruments
In January 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance which amends the current guidance on the classification and measurement of financial instruments. It significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments.
The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.
Income Taxes
In November 2015, the FASB issued guidance in relation to the balance sheet presentation of deferred tax assets and liabilities. This guidance simplifies the current presentation, where deferred tax assets and liabilities are required to be separated into current and non-current amounts in a classified statement of financial position, and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted and may be applied retrospectively or prospectively. The adoption of this guidance will impact the consolidated balance sheet presentation of deferred tax assets and liabilities.
Business Combinations
In September 2015, the FASB issued guidance on accounting for measurement-period adjustments following a business combination. Under previous guidance, when an acquirer identified an adjustment to provisional amounts during the measurement period, the acquirer was required to revise comparative information for prior periods, including making any change in depreciation, amortization, or other income effects recognized in completing the initial accounting, as if the accounting for the business combination had been completed as of the acquisition date. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, and must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been previously issued. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.
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

TRAVELPORT WORLDWIDE LIMITED
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
In August 2015, the FASB decided to delay the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to defer the application date and, consequently, the May 2014 revenue recognition guidance will be applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial statements.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. In August 2015, the FASB issued further guidance to clarify SEC staff position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements whereby such costs could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. These guidance are applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. The Company had unamortized debt issuance costs in relation to its term loans of $24 million and $28 million as of December 31, 2015 and 2014, respectively. These costs will be reclassified from other non-current assets to long-term debt upon adoption of the guidance.
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

TRAVELPORT WORLDWIDE LIMITED
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
Accounting for Cumulative Translation Adjustments
In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. This guidance provides the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The Company adopted the provisions of this guidance effective January 1, 2015, as required. There was no impact on the consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes
The provision for income taxes consisted of:
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current
U.S. Federal	$—	$(1)	$—
U.S. State	—	—	2
Non-U.S.	(24)	(29)	(21)
	(24)	(30)	(19)
Deferred
U.S. Federal	(3)	(10)	3
Non-U.S.	1	4	(2)
	(2)	(6)	1
Non-current
Liabilities for uncertain tax positions	(1)	(3)	(2)
Provision for income taxes	$(27)	$(39)	$(20)

Income (loss) from continuing operations before income taxes and share of  (losses) earnings in equity method investments for U.S. and non-U.S. operations consisted of:
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S.	$(27)	$22	$14
Non-U.S.	75	109	(211)
Income (loss) from continuing operations before income taxes and share of (losses) earnings in equity method investments	$48	$131	$(197)

Deferred income tax assets and liabilities were comprised of:
(in $ millions)	December 31, 2015	December 31, 2014
Deferred tax assets:
NOL and tax credit carry forwards	$376	$400
Pension liability	48	51
Accrued liabilities and deferred income	27	22
Equity-based compensation	3	7
Allowance for doubtful accounts	1	2
Other assets	2	4
Less: Valuation allowance	(383)	(421)
Total deferred tax assets	74	65
Netted against deferred tax liabilities	(59)	(51)
Deferred tax assets recognized on the balance sheet	15	14
Deferred tax liabilities:
Accumulated depreciation and amortization	(100)	(90)
Other	(19)	(15)
Total deferred tax liabilities	(119)	(105)
Netted against deferred tax assets	59	51
Deferred tax liabilities recognized on the balance sheet	(60)	(54)
Net deferred tax liability	$(45)	$(40)

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes (Continued)

The Company believes that it is more likely than not that the benefit from certain U.S. federal, U.S. State and non-U.S. net operating losses (“NOL”) carry forwards and other deferred tax assets will not be realized. Consequently, a valuation allowance of  $383 million has been recorded against such deferred tax assets as of December 31, 2015. The Company continues to regularly assess the realizability of all deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact its income tax expense in the period the Company determines that these factors have changed. As of December 31, 2015, the Company had federal NOL carry forwards of approximately $336 million, which expire between 2032 and 2035, and state NOL carry forwards which expire between 2016 and 2035. The Company had other non-U.S. NOL carry forwards of  $827 million that expire between three years and indefinitely. The deferred tax asset in respect of these U.S. and non-U.S. NOL carry forwards and U.S. tax credits is $376 million.
Moreover, the ability of the Company to utilize its U.S. NOL carry-forwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code Section 382 (“Section 382”). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of shares by 5% shareholders and the offering of shares by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company’s taxable income that can be offset by these carry-forwards.
As a result of equity transactions that took place in 2013, 2014 and 2015 (see Note 15—Equity), the Company determined that ownership changes have occurred under Section 382 and, therefore, the ability to utilize its pre-ownership change NOL carry forwards is subject to an annual Section 382 limitation. As of December 31, 2015, the Company does not anticipate this limitation will restrict or reduce the utilization of U.S. NOL carry forwards; however, the Company continues to evaluate the potential impact of the Section 382 limitation.
As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $10 million if such deferred tax assets are ultimately realized. The Company uses ordering as prescribed under U.S. GAAP for purposes of determining when excess tax benefits have been realized.
Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $42 million as of December 31, 2015 and the amount of any unrecognized deferred income tax liability on this temporary difference is $3 million.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes (Continued)

The Company’s provision for income taxes differs from its tax (provision) benefit at the U.S. Federal statutory rate of 35% as follows:
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Tax (provision) benefit at U.S. federal statutory rate of 35%	$(17)	$(46)	$69
Taxes on non-U.S. operations at alternative rates	63	66	(17)
Liability for uncertain tax positions	(1)	(3)	(2)
Change in valuation allowance	(59)	(138)	(66)
Non-taxable income	2	104	—
Non-deductible expenses	(16)	(19)	(7)
Adjustment in respect of prior years	—	1	3
Other	1	(4)	—
Provision for income taxes	$(27)	$(39)	$(20)

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the U.S. Federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (i) the Company is subject to income tax in numerous non-U.S. jurisdictions with varying tax rates, (ii) the Company’s earnings outside of the U.S. are taxed at an effective rate that is lower than the U.S. Federal rate and at a relatively consistent level of charge, (iii) the location of the Company’s debt in countries with no or low rates of federal tax results in limited tax benefit for interest and (iv) a valuation allowance is established against the deferred tax assets relating to the Company’s losses to the extent they are unlikely to be realized.
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
With limited exceptions, the Company is no longer subject to U.S. Federal, State and Local, or non-U.S. income tax examinations by tax authorities for tax years before 2006. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company expects up to $1 million increase in unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a significant reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes (Continued)

The total amount of unrecognized tax benefits (including interest and penalties thereon) that, if recognized, would affect the effective tax rate is $92 million, $26 million and $24 million as of December 31, 2015, 2014 and 2013, respectively. The Company is subject to certain indemnification arrangements related to unrecognized tax benefits.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:
(in $ millions)	December 31, 2015	December 31, 2014	December 31, 2013
Unrecognized tax benefit − opening balance	$26	$24	$23
Gross increases − tax positions in prior periods	57	2	8
Gross decreases − tax positions in prior periods	(1)	—	(5)
Gross increases − tax positions in current period	16	1	1
Decrease related to lapsing of statute of limitations	—	(1)	(2)
Settlements	—	—	(1)
Decrease due to currency translation adjustments	(2)	—	—
Unrecognized tax benefit − ending balance	$96	$26	$24

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. In 2015, 2014 and 2013, the Company accrued approximately $1 million, $1 million and $2 million, respectively, for interest and penalties. The total interest and penalties included in the ending balance of unrecognized tax benefits above was $8 million and $7 million as of December 31, 2015 and 2014, respectively. Included in the ending balance of unrecognized tax benefits was $1 million and $1 million as of December 31, 2015 and 2014, respectively, which is expected to be realized in the next twelve months due to lapsing of statute of limitations.
4. Business Acquisitions
On July 3, 2015, the Company completed the cash acquisition of Mobile Travel Technologies Ltd. (“MTT”), a private company based in Dublin, Ireland. MTT is a mobile travel platform and mobile technology provider for global airlines and travel companies. On October 1, 2015, the Company completed cash acquisition of TraviAustria GmbH, which operates as one of the largest tour operator booking platforms in Central Europe. Further, on October 8, 2015, the Company increased its shareholding in Locomote from 49% to a majority ownership stake of 55%. During the year ended December 31, 2015, the Company also completed the allocation of the purchase consideration to acquired identifiable assets and liabilities in respect of an acquisition made in December 2014.
The Company considers all of the above acquisitions as individually immaterial. The aggregate purchase price consideration for these acquisitions was approximately $90 million which includes cash consideration of  $76 million and existing equity interest of  $14 million. These business combinations were accounted for as purchases of businesses under the acquisition method. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill of  $77 million represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid a premium in these transactions for a number of reasons, but, primarily it was attributable to expected operational synergies and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Business Acquisitions (Continued)

In conjunction with acquisition of a consolidating interest in Locomote, the Company remeasured its previously held equity interest to fair value at the acquisition date. The gain recognized on this step-up acquisition was less than $1 million. Prior to the acquisition, the Company accounted for its ownership interest in Locomote as an equity method investment. The fair value for the previously held equity interest was determined based on the fair value of the Company’s pre-existing interest in the acquiree, as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of the acquiree.
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table presents the components and allocation of the purchase price:
(in $ millions)	Amount
Cash and cash equivalents	$10
Capitalized software (See Note 6)	21
Goodwill (See Note 7)(1)	77
Other current assets	7
Other non-current assets	1
Other current liabilities	(10)
Other non-current liabilities	(3)
Non-controlling interest	(13)
Total	$90

(1)
$5 million of the goodwill relates to the acquisition made in December 2014 and was recorded in 2014.

5. Other Current Assets
Other current assets consisted of:
(in $ millions)	December 31, 2015	December 31, 2014
Sales and use tax receivables	$27	$28
Prepaid incentives	26	13
Prepaid expenses	26	20
Restricted cash	12	9
Available-for-sale securities	—	6
Other	8	8
	$99	$84

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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, Net
Property and equipment, net, consisted of:
	December 31, 2015			December 31, 2014
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$871	$(635)	$236	$772	$(554)	$218
Computer equipment	304	(168)	136	297	(175)	122
Building and leasehold improvements	24	(9)	15	24	(9)	15
Construction in progress	73	—	73	59	—	59
	$1,272	$(812)	$460	$1,152	$(738)	$414

As of December 31, 2015 and 2014, the Company had capital lease assets of  $174 million and $152 million, respectively, with accumulated depreciation of  $69 million and $63 million, respectively, included within computer equipment. During the years ended December 31, 2015 and 2014, the Company invested $156 million and $130 million, respectively, in property and equipment, including capital lease additions. During the year ended December 31, 2015, the Company terminated certain of its capital lease arrangements retiring $40 million of assets and acquiring $90 million of similar assets under capital leases. In 2015, the Company also purchased $34 million of software in a non-cash transaction, partially financing it through a third-party. Capitalized software includes $21 million of gross additions during the year ended December 31, 2015 resulting from acquisition of businesses during 2015 (See Note 4—Business Acquisitions). Additions in the year ended December 31, 2015 include upgrades to equipment as part of investment in the Company’s Travel Commerce Platform information technology infrastructure.
The Company recorded depreciation expense (including depreciation on assets under capital leases) of $162 million, $156 million and $126 million during the years ended December 31, 2015, 2014 and 2013, respectively.
The amount of interest on capital projects capitalized was $3 million, $8 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
7. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and December 31, 2015 are as follows:
(in $ millions)	January 1, 2015	Additions	Retirements	Foreign Exchange	December 31, 2015
Non-Amortizable Assets:
Goodwill	$997	$72	$—	$(2)	$1,067
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	(3)	1	1,127
Accumulated amortization	(687)	(72)	3	—	(756)
Acquired intangible assets, net	442	(72)	—	1	371
Customer loyalty payments	334	75	(98)	(11)	300
Accumulated amortization	(157)	(67)	83	5	(136)
Customer loyalty payments, net	177	8	(15)	(6)	164
Other intangible assets, net	$619	$(64)	$(15)	$(5)	$535

TRAVELPORT WORLDWIDE LIMITED
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

During the year ended December 31, 2015, the Company completed three business acquisitions, including acquiring a controlling interest in an equity method investee. The Company also completed the purchase price allocation of a business acquired in 2014 (See Note 4—Business Acquisitions). These transactions resulted in additions to goodwill of  $72 million during the year ended December 31, 2015.
The Company paid cash of  $75 million and $93 million for customer loyalty payments during the years ended December 31, 2015 and 2014, respectively. Further, as of December 31, 2015 and 2014, the Company had balances payable of  $42 million and $52 million, respectively, for customer loyalty payments (see Note 9—Accrued Expenses and Other Current Liabilities).
Amortization expense for acquired intangible assets was $72 million, $77 million and $80 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.
Amortization expense for customer loyalty payments was $67 million, $76 million and $63 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included within cost of revenue or revenue in the Company’s consolidated statements of operations.
The Company expects amortization expense relating to acquired intangible assets and customer loyalty payments balances as of December 31, 2015 to be:
	Year Ending December 31,
(in $ millions)	Acquired Intangible Assets	Customer Loyalty Payments
2016	46	57
2017	42	44
2018	41	30
2019	41	13
2020	41	7

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Other Non-Current Assets
Other non-current assets consisted of:
(in $ millions)	December 31, 2015	December 31, 2014
Deferred financing costs (see Note 10)	$31	$37
Supplier prepayments	15	24
Prepaid incentives	9	8
Derivative assets	9	—
Pension assets	5	3
Other	9	29
	$78	$101

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ millions)	December 31, 2015	December 31, 2014
Accrued commissions and incentives	$241	$260
Accrued payroll and related	78	59
Deferred revenue	36	27
Accrued interest expense	19	18
Income tax payable	16	16
Customer prepayments	12	9
Derivative contracts	10	16
Pension and post-retirement benefit liabilities	1	2
Other	18	19
	$431	$426

Included in accrued commissions and incentives are $42 million and $52 million of accrued customer loyalty payments as of December 31, 2015 and 2014, respectively. Included in accrued payroll and related are $48 million and $35 million of accrued employee bonuses as of December 31, 2015 and 2014, respectively.
10. Long-Term Debt
Long-term debt consisted of:
(in $ millions)	Interest rate	Maturity	December 31, 2015	December 31, 2014
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+4.75%	September 2021	$2,327	$2,347
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			134	93
Total debt			2,461	2,440
Less: current portion			74	56
Long-term debt			$2,387	$2,384

(1)
Minimum LIBOR floor of 1.00%

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt (Continued)

2015
During the year ended December 31, 2015, the Company (i) repaid $24 million of its quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $4 million of debt discount, (iii) repaid $34 million and terminated $40 million of its capital leases and entered into $90 million of new capital leases for information technology assets and (iv) incurred $27 million of other indebtedness of which $2 million was repaid.
In March 2015, the Company’s credit rating improved and, under the terms of the senior secured credit agreement, the applicable rate in respect of its term loans was reduced by 0.25%, with immediate effect, reducing the margin on LIBOR from 5.00% to 4.75%. The interest rate applicable to the term loans is currently based on, at the Company’s election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.75% for the term loans.
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
Debt Repayment from Proceeds of Sale of Shares of Orbitz Worldwide:
In July 2014, the Company repaid $312 million of term loans outstanding under its senior secured credit agreement from the proceeds received from the sale of shares of common stock of Orbitz Worldwide and recorded a loss of  $5 million for early extinguishment of debt in its consolidated statements of operations for the year ended December 31, 2014.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt (Continued)

The interest rate per annum applicable to the bridge loan was LIBOR plus 5.75%, with a LIBOR floor of 1.00%.
During the year ended December 31, 2014, the Company (i) repaid $8 million as its quarterly repayment of term loans and (ii) capitalized $13 million related to payment-in-kind interest into the senior notes and second lien Tranche 2 dollar denominated term loans.
Foreign exchange fluctuations resulted in a $3 million decrease in the principal amount of euro denominated loans during the year ended December 31, 2014.
Revolving Credit Facility and Letters of Credit Facility
Effective upon the completion of the debt refinancing on September 2, 2014, the Company’s $120 million revolving credit facility and $137 million cash collateralized letters of credit facility under the old senior secured credit agreement were terminated. Under the new senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of $50 million. During the year ended December 31, 2015, the Company borrowed and repaid $30 million under this facility. As of December 31, 2015, the Company had no outstanding borrowings under its revolving credit facility and utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. In July 2015, all cash collateralized letters of credit were terminated and the Company received the outstanding balance of cash provided as collateral. As of December 31, 2015, there were no outstanding cash collateralized letters of credit.
During the year ended December 31, 2014, the Company borrowed $75 million and repaid $75 million, all under its old revolving credit facility.
Capital Leases and Other Indebtedness
During 2015, the Company repaid $34 million under its capital lease obligations, terminated $40 million of capital leases and entered into $90 million of new capital leases for information technology assets. During 2014, the Company repaid $32 million under its capital lease obligations and entered into $18 million of new capital leases for information technology assets.
Other Indebtedness relates to purchase of a software in a non-cash transaction, which was financed, in part, through a third-party. The total amount of this unsecured indebtedness was $27 million, $2 million of which repaid during the year.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt (Continued)

Debt Maturities
Aggregate maturities of debt as of December 31, 2015 are as follows:
(in $ millions)	Year Ending December 31,
2016	$74
2017	60
2018	53
2019	41
2020	26
Thereafter(1)	2,207
$2,461

(1)
Includes $24 million of unamortized debt discount on term loans as of December 31, 2015.

Debt Finance Costs
Debt finance costs are capitalized within other non-current assets on the consolidated balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in deferred finance costs is summarized below:
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance as of January 1	$37	$40	$73
Capitalization of debt finance costs	—	40	29
Amortization	(6)	(10)	(21)
Write-off on early extinguishment of debt	—	(33)	(41)
Balance as of December 31	$31	$37	$40

During the year ended December 31, 2015, the Company amortized $6 million of debt finance costs.
During the year ended December 31, 2014, the Company amortized $10 million of debt finance costs and incurred $46 million primarily consisting of advisory fees and early repayment fees, which were recorded directly in the Company’s consolidated statements of operations in connection with the refinancing in the third quarter of 2014.
During the year ended December 31, 2013, the Company amortized $21 million of debt finance costs and incurred $5 million of early repayment penalty on term loans under its 2012 secured credit agreement, which were recorded directly in the Company’s consolidated statements of operations in connection with the refinancing in the second quarter of 2013.
Debt Covenants and Guarantees
The Company’s senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company’s subsidiaries to incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; change the Company’s lines of business; and change the status of the Company as a passive holding company.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt (Continued)

In addition, under the senior secured credit agreement, the Company is required to operate within a maximum consolidated first lien net leverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. As of December 31, 2015, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
11. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes.
As of December 31, 2015, the Company had a net liability position of  $2 million related to derivative instruments associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries, and floating rate debt.
Foreign Currency Risk
During 2015 and in previous years, the Company used foreign currency derivative contracts, including forward contracts and currency options, to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables, forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar) and until September 2014, its euro denominated debt. The Company did not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts were recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the foreign currency denominated receivables and payables, forecasted earnings they were intended to economically hedge and, until September 2014, the value of euro denominated debt.
Interest Rate Risk
The primary interest rate exposure as of December 31, 2015 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated variable rate borrowings. However, during 2014 and in previous years, the Company was also exposed to interest rate exposure due to the impact of LIBOR interest rates on its euro denominated variable rate debt.
In October 2015, the Company entered into interest rate swaps on a portion of its outstanding term loans for the period from February 2017 through February 2019. Further, during 2013, the Company used interest rate swap derivative contracts to economically hedge the exposure to fluctuations in the interest rate risk by creating an appropriate mix of fixed and floating interest streams. These derivative instruments are not designated as accounting hedges and changes in the fair value of these derivatives are recorded in consolidated statements of operations when they occurred.
In August 2013, the Company’s interest rate swap derivative contracts expired and it entered into interest rate cap derivative contracts to cap the maximum LIBOR rate to which the Company was exposed then at 1.5%. The purpose of these contracts was to hedge the risk of an increase in interest costs on the Company’s floating rate debt due to an increase in LIBOR rates above 1.5%. The Company had designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts as a component of other comprehensive income (loss) with the ineffective portion recognized in earnings in the consolidated statements of operations. In June 2014, the Company ceased hedge accounting for its interest rate cap derivative instruments. With the exchange of its common shares for the Company’s term loans in July 2014, which reduced the principal amount of debt being hedged to under 100% of the notional amount of interest rate cap contracts and the Company’s refinancing of its capital structure in September 2014, the Company determined that the hedge

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Financial Instruments (Continued)

effectiveness could no longer be achieved. Further, the underlying future interest cash outflows hedged were considered as not probable of occurring, resulting in the Company reclassifying losses of  $8 million accumulated within other comprehensive income (loss) and recognizing the loss within its consolidated statements of operations. In August 2014, the Company terminated the interest rate cap derivative contracts and realized $3 million.
Credit Risk and Exposure
The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2015, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.
Fair Value Disclosures for Derivative Instruments
As of December 31, 2015, the Company’s financial assets and liabilities recorded at fair value consist of derivative instruments although for December 31, 2014, available-for-sale securities were also recorded at fair value. These amounts have been categorized based upon a fair value hierarchy and while fair value of derivative instruments were categorized as Level 2—Significant Other Observable Inputs as of December 31, 2015 and 2014, the fair value of available-for-sale securities were categorized as Level 1—Quoted Prices in Active Markets as of December 31, 2014. See Note 2—Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.
The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value of interest rate swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of interest rate caps is based on valuations provided by financial institutions which is reviewed by the Company based on market observable data. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.
The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2015, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Adjustment (“CVA”) comprises 15% or more of the unadjusted fair value of the derivative instrument for two consecutive quarters the Company’s policy is to categorize the derivative as Level 3 of the fair value hierarchy. As the CVA applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.
Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Financial Instruments (Continued)

		Fair Value Asset			Fair Value (Liability)
(in $ millions)	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Other non-current assets	$9	$—	Other non-current liabilities	$—	$—
Foreign currency contracts	Other current assets	$—	$—	Accrued Expenses and other current liabilities	$(10)	$(16)
Foreign currency contracts	Other non-current assets	$—	$—	Other non-current liabilities	$(1)	$—
Total fair value of derivative assets (liabilities)		$9	$—		$(11)	$(16)

As of December 31, 2015, the notional amounts of foreign currency forward contracts and interest rate swap derivative contracts were $337 million and $1,400 million, respectively. These derivative contracts cover transactions for periods that do not exceed four years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the year ended December 31, 2015.
	For the Year Ended December 31,
(in $ millions)	2015	2014
Net derivative (liability) asset – opening balance	(16)	$10
Total loss for the period included in net income (loss)	(12)	(19)
Total loss for the period accounted through other comprehensive (loss) income	—	(4)
Payments on (proceeds from) settlement of foreign currency derivative contracts	26	(3)
Net derivative liability – closing balance	$(2)	$(16)

During the year ended December 31, 2014, the Company received $3 million in relation to certain foreign exchange derivative contracts which were terminated in 2013 and included in other current assets as of December 31, 2013.
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 3% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2015.
The table below presents the impact that changes in fair values of derivatives designated as hedges had on other comprehensive income (loss) and on net income (loss) during the year and the impact derivatives not designated as hedges had on net income (loss) during that year:

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Financial Instruments (Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income				Amount of Loss Recorded in Net Income (Loss)
	Year Ended December 31,			Location of Gain (Loss) Recorded in Income (Loss)	Year Ended December 31,
(in $ millions)	2015	2014	2013		2015	2014	2013
Derivatives designated as hedging instruments:
Interest rate caps	$—	$4	$(4)	Interest expense, net	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	N/A	N/A	N/A	Interest expense, net	—	(9)	—
Interest rate swaps	N/A	N/A	N/A	Interest expense, net	9	—	(3)
Foreign currency contracts	N/A	N/A	N/A	Selling, general and administrative	(21)	(19)	(4)
					$(12)	$(28)	$(7)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		December 31, 2015		December 31, 2014
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Available-for-sale securities	Level 1	$—	$—	$6	$6
Derivative assets	Level 2	9	9	—	—
Derivative liabilities	Level 2	(11)	(11)	(16)	(16)
Total debt	Level 2	(2,461)	(2,431)	(2,440)	(2,461)
Available-for-sale securities as of December 31, 2014 represent the fair value of the Company’s investment in Orbitz Worldwide which was categorized within Level 1 of the fair value hierarchy as the fair value has been determined based on quoted prices of the shares in active markets.
The fair value of the Company’s total debt has been determined by calculating the fair value of term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Other Non-Current Liabilities
Other non-current liabilities consisted of:
(in $ millions)	December 31, 2015	December 31, 2014
Pension and post-retirement benefit liabilities	$129	$141
Income tax payable	25	26
Other	72	70
	$226	$237

13. Employee Benefit Plans
Defined Contribution Savings Plan
The Company sponsors a U.S. defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s contributions to this plan were approximately $14 million, $13 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit Pension and Other Post-Retirement Benefit Plans
The Company sponsors U.S. non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain non-U.S. subsidiaries with participation in the plans at the employee’s option. Under both the U.S. and non-U.S. plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2015 and 2014, the aggregate accumulated benefit obligations of these plans were $602 million and $663 million, respectively.
During the years ended December 31, 2015 and 2014, the Company offered an opportunity to certain employees participating in the U.S. non-contributory defined benefit plan to elect a lump-sum payment of their accrued vested pension benefit. The lump sum amounts paid from the plan assets were $11 million and $9 million for 2015 and 2014, respectively.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain U.S. subsidiaries.
The Company sponsors several defined benefit pension plans for certain employees located outside the U.S. The aggregate benefit obligation for these plans was $86 million and $91 million as of December 31, 2015 and 2014, respectively, and the aggregate fair value of plan assets was $90 million and $93 million for December 31, 2015 and 2014, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans (Continued)

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2015 and 2014, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:
	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014
Benefit obligation, beginning of year	$663	$581
Interest cost	26	27
Actuarial (gain) loss	(45)	94
Benefits paid	(36)	(34)
Currency translation adjustment	(6)	(5)
Benefit obligation, end of year	$602	$663
Fair value of plan assets, beginning of year	$531	$523
Return on plan assets	(9)	41
Employer contribution	3	7
Benefits paid	(36)	(34)
Currency translation adjustment	(6)	(6)
Fair value of plan assets, end of year	483	531
Funded status	$(119)	$(132)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $151 million and $163 million as of December 31, 2015 and 2014, respectively.
	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014
Benefit obligation, beginning of year	$7	$7
Actuarial gains	(2)	—
Benefits received	1	—
Benefits obligation, end of year	$6	$7
Fair value of plan assets, beginning and end of year	—	—
Funded status	$(6)	$(7)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $3 million and $2 million as of December 31, 2015 and 2014, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans (Continued)

The following table provides the components of net periodic cost (benefit) for the respective years:
	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest cost	$26	$27	$24
Expected return on plan assets	(33)	(35)	(34)
Recognized net actuarial loss	9	3	14
Net periodic cost (benefit)	$2	$(5)	$4

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest cost	$—	$—	$—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	—	—	(1)
Net periodic benefit	$—	$—	$(1)

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2015 and 2014:
	December 31, 2015	December 31, 2014
Defined Benefit Pension Plans
Discount rate	4.4%	4.2%
Expected long-term return on plan assets	6.4%	6.6%
Post-Retirement Benefit Plans
Discount rate	4.8%	4.4%
As of December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For the year ending December 31, 2016, the change in estimate is not expected to have a significant impact on the U.S. pension and postretirement net periodic benefit plan cost.
During the year ended December 31, 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ (SOA) Retirement Plans Experience Committee. The mortality improvement scale was updated by the SOA in October 2015 to MP-2015, which in turn changed the underlying mortality table. The Company has adopted the refined

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans (Continued)

tables, specifically the RP-2006 mortality table with the Mortality Improvement Scale MP-2015 for the year ended December 31, 2015. The adoption of the updated Mortality Tables and the Mortality Improvement Scale decreased the Company’s pension liability by approximately $9 million as of December 31, 2015.
The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 8% for 2015 reduced over six years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.
The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s U.K. based defined plans are managed by an independent custodian. The Company’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 42% in equity securities, 50% in fixed income securities and 8% to all other types of investments.
The fair values of the Company’s pension plan assets by asset category as of December 31, 2015 are as follows:
	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$384	$384
Mutual funds(2)	88	—	88
Cash equivalents(3)	11	—	11
Total	$99	$384	$483

The fair values of the Company’s pension plan assets by asset category as of December 31, 2014 are as follows:
	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$437	$437
Mutual funds(2)	72	—	72
Cash equivalents(3)	22	—	22
Total	$94	$437	$531

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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans (Continued)

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $3 million in 2016 as compared to an actual contribution of  $3 million in 2015.
The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:
(in $ millions)	Defined Benefit Pension Plans	Post-Retirement Benefit Plans
2016	29	—
2017	30	—
2018	31	—
2019	32	—
2020	33	—
Five years thereafter	176	1
14. Commitments and Contingencies
Commitments
Leases
The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2015 are as follows:
(in $ millions)	Amount
2016	13
2017	12
2018	10
2019	10
2020	9
Thereafter	27
81

During the years ended December 31, 2015, 2014 and 2013, the Company incurred total rental expenses of  $16 million, $16 million and $18 million, respectively, primarily related to leases of office facilities.
Commitments under capital leases amounted to $109 million as of December 31, 2015, primarily related to information technology equipment.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2015, the Company had approximately $72 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $50 million relates to the twelve months ending December 31, 2016. These purchase obligations extend through 2019.
Contingencies
Company Litigation
The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies (Continued)

matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on the Company’s results of operations or cash flows in a particular reporting period.
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
15. Equity
Description of Capital Stock
The Company has authorized share capital of  $1,962,500, consisting of 560,000,000 common shares of par value $0.0025 and 225,000,000 preference shares of par value $0.0025.
Preference Shares
Pursuant to Bermuda law and the Company’s bye-laws, the Company’s Board of Directors by resolution may establish one or more series of preference shares having such number of shares, designations, dividend rates, relative voting rights, conversion or exchange rights, redemption rights, liquidation rights and other relative participation, optional or other special rights, qualifications, limitations or restrictions as may be fixed by the Board without any further shareholder approval. The rights with respect to a series of preference shares may be greater than the rights attached to the Company’s common shares. It is not possible to state the actual effect of the issuance of any preference shares on the rights of holders of the Company’s common shares until the Company’s Board determines the specific rights attached to those preference shares.
The effect of issuing preference shares could include, among other things, one or more of the following:
•
restricting dividends in respect of the Company’s common shares;

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Equity (Continued)

•
diluting the voting power of the Company’s common shares or providing that holders of preference shares have the right to vote on matters as a class;

•
impairing the liquidation rights of the Company’s common shares; or

•
delaying or preventing a change of control of the Company.

Common Shares
As of December 31, 2015, the Company had outstanding 123,631,474 shares, with a par value of $0.0025 per share. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company and (iv) generally entitled to enjoy all of the rights attaching to shares.
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
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the year ended December 31, 2015:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ million)
February 19, 2015	$0.075	March 5, 2015	March 19, 2015	9
May 1, 2015	$0.075	June 5, 2015	June 18, 2015	10
July 31, 2015	$0.075	September 3, 2015	September 17, 2015	9
October 28, 2015	$0.075	December 4, 2015	December 17, 2015	9
On February 17, 2016, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the fourth quarter of 2015 (see Note 21—Subsequent Events).
The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.
Treasury Shares
Following the change in accounting policy for treasury shares in 2015 (See Note 1), the Company, on net share settlement of equity awards, purchased 837,867 common shares for a total amount of  $13 million. The Company used 237,198 treasury shares of  $4 million to settle liabilities for equity awards and further sold 850,000 treasury shares for proceeds of  $12 million in a registered offering in November 2015.
Issuance of Common Shares in IPO
In September 2014, the Company issued 30 million common shares with par value of  $0.0025 per share, at a price of  $16.00 per share, generating $445 million of net proceeds after deducting underwriting discounts and commissions and offering expenses. The par value of the shares has been recorded within common shares and the excess of proceeds over the par value of shares has been recorded within additional paid-in-capital on the Company’s consolidated balance sheets as of December 31, 2014.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Equity (Continued)

Issuance of Common Shares in Exchange for Debt
During the year ended December 31, 2014, the Company exchanged $167 million of its senior notes, $313 million of its senior subordinated notes, $70 million of its term loans under the old senior secured credit agreement and $21 million of Tranche 1 term loans under the second lien credit agreement for an aggregate of 29 million of its common shares. The Company recorded the issuance of common shares at fair value of  $585 million and recognized a loss of  $28 million (which includes $12 million of costs incurred) resulting from extinguishment of debt in its consolidated statement of operations.
Purchase of Non-Controlling Interest in a Subsidiary
In November 2015, the Company acquired vested equity shares from certain employees and directors of eNett, the Company’s majority-owned subsidiary, for a total consideration of  $3 million. In June 2014, the Company acquired an additional 16% of the equity of eNett from the non-controlling shareholders for total consideration of  $65 million. In both instances, the excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated balance sheets and the cash payment is presented as a financing activity in the Company’s consolidated statements of cash flow. As of December 31, 2015, the Company’s ownership in eNett was 71%.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity (deficit), net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:
(in $ millions)	Currency Translation Adjustments	Unrealized Gain (Loss) on Equity Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Available- for-Sale Securities	Unrecognized Actuarial Gain (Loss) on Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2013	(5)	(1)	—	—	(183)	(189)
Activity during period, net of tax of $2(1)	(5)	9	(4)	—	107	107
Balance as of December 31, 2013	(10)	8	(4)	—	(76)	(82)
Activity during period, net of tax of $2(1)	(11)	(7)	4	6	(84)	(92)
Balance as of December 31, 2014	(21)	1	—	6	(160)	(174)
Activity during period, net of tax of $0(1)	(11)	(1)	—	(6)	14	(4)
Balance as of December 31, 2015	(32)	—	—	—	(146)	(178)

(1)
The tax impact relates to unrecognized actuarial gain (loss) on defined benefit plans. For all other components of accumulated other comprehensive loss, the tax impact was $0 for each of the years ended December 31, 2013, 2014 and 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity-Based Compensation
The Company has the following equity-based long-term incentive programs, under which time-based restricted share units (“TRSUs” or “RSUs”), performance-based restricted share units (“PRSUs” or “PSUs”) and/or stock options of the Company have been granted or authorized for grant to the key employees and directors of the Company:
•
2011 Equity Plan

•
2013 Equity Plan

•
2014 Omnibus Equity Incentive Plan (“2014 Equity Plan”)

•
2014 Employee Stock Purchase Plan (“2014 ESPP”)

2011 Equity Plan
In December 2011, the Company introduced an equity-based long-term incentive program (the “2011 Equity Plan”) pursuant to which certain key employees of the Company were granted common shares and TRSUs. Under the 2011 Equity Plan, the Board of Directors authorized the grant of 208,000 common shares and 62,286 TRSUs to certain key employees of the Company. All of the shares and TRSUs were recognized as granted for accounting purposes, with the common shares vesting immediately and the TRSUs vesting on January 1, 2014, dependent on continued service. The grant date fair value of each award under the 2011 Equity Plan was based on a valuation of the total equity of the Company at the time of each grant of an award. All of the outstanding TRSUs vested on January 1, 2014.
2013 Equity Plan
TRSUs and PRSUs
During the year ended December 31, 2013, the Board of Directors introduced an equity-based long-term incentive program (the “2013 Equity Plan”) whereby up to 6.7 million awards were authorized to be granted to certain key employees of the Company. In May 2013, 6 million RSUs were granted to employees, with two-thirds, or 4 million TRSUs, vesting one-sixth semi-annually on April 15 and October 15 each year for a period of three years, if the employee continued to remain in employment. The balance of one-third, or 2 million PRSUs, were to vest on April 15, 2015 upon satisfaction of certain performance conditions. As the performance conditions were not communicated to the employees at the time of grant, the 2 million PRSUs were not considered as granted for accounting purposes in May 2013. In May 2014, the Company communicated performance targets for the PRSUs and further granted TRSUs to certain employees. Consequently, 1.9 million RSUs were considered as granted for accounting purposes.
In September 2014, upon the consummation of the IPO and under the terms of 2013 Equity Plan, the unvested 2.4 million TRSUs vested immediately, which resulted in additional recognition of compensation cost of approximately $9 million during the year ended December 31, 2014.
During the year ended December 31, 2014, upon completion of IPO, the Company granted 0.3 million of TRSUs and 0.2 million of PRSUs to certain of its key employees. One-fourth of the TRSUs vest annually on October 15 for a period of four years subject to the employee being in employment. The PRSUs cliff-vest on October 15, 2017 upon the employee being in employment and meeting the performance condition set under the award.
During the year ended December 31, 2015, upon the performance criteria being met, substantially all of the outstanding PRSUs vested along with one quarter of the outstanding TRSUs granted at the time of IPO.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity-Based Compensation (Continued)

Stock Options
In June 2013, the Board of Directors authorized the grant of 320,000 stock options to the Company’s Non-Executive Chairman, Douglas M. Steenland, which were to vest in April 2016. Of the options granted, 160,000 options were subject to time-based vesting and the balance of 160,000 options were subject to vesting upon achieving certain performance conditions. As the performance conditions were not communicated, only 160,000 options which had time-based vesting were considered as granted for accounting purposes in June 2013. The stock options have a contractual life of five years from the date of grant. In May 2014, the Company communicated performance targets for the 160,000 stock options. Further, in September 2014, the Company modified the terms of the performance-based stock options and converted them fully into time-based options with service conditions, whereby 50% of the stock options vested on April 15, 2015 and the remaining 50% vest on April 15, 2016.
During the year ended December 31, 2014, upon completion of the IPO, the Company granted 0.3 million of stock options to certain of its key employees. One-fourth of the stock options vest annually on October 15 for a period of four years subject to the employee being in employment. A quarter of the outstanding stock options vested during the year ended December 31, 2015.
2014 Equity Plan
TRSUs and PRSUs
On August 4, 2014, the Company’s Board of Directors adopted the 2014 Equity Plan, which permits the grant of cash and stock-based incentive awards. The aggregate number of common shares that may be issued or used for reference purposes or with respect to which awards may be granted under the 2014 Equity Plan may not exceed 6 million shares. The Company’s employees and the members of its Board of Directors are eligible to receive awards under the 2014 Equity Plan. Effective upon the Company’s IPO, the Company’s Board of Directors granted 0.2 million of RSUs and 0.5 million of PSUs under the 2014 Equity Plan. The RSUs vest annually in quarterly installments, on October 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period. The PSUs vest on October 15, 2017 based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period.
In connection with the acquisition of MTT on July 3, 2015, the Company granted equity awards to MTT executives to be delivered at a future date in the Company’s common shares, based on performance targets and other terms and conditions set forth in the awards. The original awards were subsequently modified and the executives were granted 66,315 RSUs and 70,795 PSUs under the 2014 Equity Plan. The RSUs vest annually in quarterly installments, on April 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period. The PSUs vest annually in quarterly installments, on April 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period and if the annual performance conditions are met. The modification of the awards results in an immaterial charge being recognized in the consolidated statements of operations.
Stock Options
Effective upon the Company’s IPO, the Company’s Board of Directors granted 0.6 million of stock options under the 2014 Equity Plan. The stock options vest annually in quarterly installments, on October 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period. A quarter of the outstanding stock options vested during the year ended December 31, 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity-Based Compensation (Continued)

2014 ESPP
On September 5, 2014, the Company’s Board of Directors adopted the Travelport Worldwide Limited 2014 ESPP which is intended to provide employees of the Company with an opportunity to acquire a proprietary interest in the Company through the purchase of common shares. For U.S. participants, the purchase price per share is equal to 85% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months. For U.K. participants, the purchase price per share is equal to 100% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months; however, the Company provides “matching shares” equal to 100% of the shares purchased by the U.K. participants. Matching shares are forfeited if the U.K. participant terminates employment within three years after the purchase date. Shares issued and compensation expense recognized under the ESPP for the year ended December 31, 2015 were not material.
The table below presents the activity of the Company’s RSUs for the years ended December 31, 2015, 2014 and 2013:
	Restricted Share Units
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	43,527	$23.13
Granted at fair market value	4,065,306	$4.63
Vested(1)	(652,222)	$4.63
Forfeited	(96,000)	$4.63
Balance as of December 31, 2013	3,360,611	$4.88
Granted at fair market value	3,251,661	$18.40
Vested(1)	(3,078,827)	$4.81
Forfeited/cancelled	(337,023)	$5.86
Balance as of December 31, 2014	3,196,422	$18.68
Granted at fair market value	982,700	$13.59
Vested(1)	(1,942,843)	$19.48
Forfeited/cancelled	(63,750)	$16.77
Balance as of December 31, 2015	2,172,529	$15.73

(1)
The Company completed net share settlements for 275,599 common shares, 1,390,525 common shares and 837,867 common shares for the years ended December 31, 2013, 2014 and 2015, respectively, in connection with employee taxable income created upon vesting of common shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. For the year ended December 31, 2015 these common shares were accounted for as treasury shares by the Company (See Note 1).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity-Based Compensation (Continued)

The table below presents the activity of the Company’s stock options for the years ended December 31, 2015, 2014 and 2013:
	Stock Options
(in dollars, except stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	—	—
Granted at fair market value	160,000	$1.50
Balance as of December 31, 2013	160,000	$1.50
Granted at fair market value	1,116,730	$7.46
Forfeited/cancelled	(5,859)	$6.43
Balance as of December 31, 2014	1,270,871	$6.72
Granted at fair market value	217,457	$5.06
Forfeited/cancelled	(33,690)	$6.43
Balance as of December 31, 2015	1,454,638	$6.49

The fair values of employee options granted were determined using Black-Scholes model and have been estimated as of the date of grant using the following weighted-average assumptions:
	2015	2014
Fair value of common share	$13.15 − $15.95	16.00 − $20.00
Expected term from grant date (in years)	6.25	3 − 6.25
Risk free interest rate	1.54% − 1.84%	0.80% − 1.67%
Expected volatility	42.12% − 49.27%	49% − 60%
Dividend yield	2%	0% − 2%
The weighted-average exercise price of options granted during the year ended December 31, 2015 was $13.94 per option, with the remaining weighted average contractual term as of December 31, 2015 of 9.64 years. As of December 31, 2015, 336,952 of the stock options have vested or have become exercisable.
The Company’s majority owned subsidiary, eNett, has an equity-based long-term incentive program, pursuant to which certain employees and directors of eNett were granted the right to purchase restricted equity units (“REUs”) in eNett for an exercise price of either $1.00 or $3.82 per share of eNett. The REUs vest upon satisfaction of certain performance and service conditions. As of December 31, 2015, of the approximately 4.0 million REUs granted, 2.8 million REUs have vested. Additionally, the Board of Directors of eNett has approved approximately 2.1 million REUs which are available for future grants. As of December 31, 2015, eNett has approximately 40.7 million shares outstanding of which the Company owns approximately 71%. The fair value of the awards granted, as well as the compensation expense recognized, is immaterial for all years presented.

TRAVELPORT WORLDWIDE LIMITED
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
During 2013, the Board of Directors of the Partnership approved a grant of all the remaining outstanding authorized REUs in the Partnership under the plans, all of which vested during the year. As of December 31, 2013, none of the REUs remained outstanding or authorized for grant and a total of 107.8 million REUs vested and were converted to Class A-2 units.
The table below sets out the equity-based compensation expense recognized in the consolidated financial statements:
(in $ millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
RSUs	$22	$40	$5
Stock options	3	1	—
REUs	—	—	1
Other	5	—	—
Total equity-based compensation expense	$30	$41	$6

Compensation expense for the years ended December 31, 2015, 2014 and 2013 resulted in a credit to equity (deficit) on the Company’s consolidated balance sheet of  $25 million, $41 million and $6 million, respectively, which was offset by a decrease of approximately $0 million, $23 million and $1 million, respectively, due to tax withholding for equity awards as the payment of the taxes is effectively a repurchase of previously granted equity awards.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2015 will be approximately $30 million based on the fair value of the RSUs and the stock options on the grant date.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income (loss) per share:
(in $ millions, except share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator – Basic and Diluted income per share:
Net income (loss) from continuing operations	$20	$91	$(207)
Net income attributable to non-controlling interest in subsidiaries	(4)	(5)	(3)
Net income (loss) from continuing operations attributable to the Company	$16	$86	$(210)
Denominator – Basic income per share:
Weighted average common shares outstanding	122,340,491	85,771,655	45,522,506
Income (loss) per share from continuing operations	$0.13	$1.01	$(4.62)
Denominator – Diluted income per share:
Number of shares used for Basic income per share	122,340,491	85,771,655	45,522,506
Weighted average effect of dilutive securities
RSUs	145,471	1,988,145	—
Stock options	53,460	104,290	—
Weighted average common shares outstanding – Diluted	122,539,422	87,864,090	45,522,506
Income (loss) per share from continuing operations	$0.13	$0.98	$(4.62)

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.
For the years ended December 31, 2015 and 2014, the Company had 1.2 million and 0.2 million of weighted average common share equivalents primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceeded the shares that would have been issued.
For the year ended December 31, 2013, the Company had 3.5 million of weighted average common share equivalents, primarily associated with the Company’s RSUs and stock options. As the Company recorded net losses from continuing operations for this year, all common share equivalents were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share are equal for this year.
18. Segment Information
The U.S. GAAP measures which the Chief Operating Decision Maker (the “CODM”) use to evaluate the performance of the Company are net revenue and Adjusted EBITDA, which is defined as net income (loss) from continuing operations excluding depreciation and amortization of property and equipment and acquired intangible assets, amortization of customer loyalty payments, interest, income taxes, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that the management and the CODM view as outside the normal course of operations such as, gain on sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as foreign currency gains (losses) on euro denominated debt and earnings hedges. Such adjustments are also excluded under the Company’s debt covenants.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Segment Information (Continued)

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
The Company maintains operations in the United States, United Kingdom and other international territories. The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:
(in $ millions)	United States	United Kingdom	All Other Countries	Total
Net Revenue
Year ended December 31, 2015	756	187	1,278	2,221
Year ended December 31, 2014	786	174	1,188	2,148
Year ended December 31, 2013	772	162	1,142	2,076
Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2015	1,232	17	1,196	2,445
As of December 31, 2014	1,341	18	1,112	2,471
As of December 31, 2013	1,478	39	1,092	2,609
Net revenue by country is determined by the location code for the segment booking for Travel Commerce Platform revenue and the domicile of the legal entity receiving the revenue for Technology Services revenue. Travel Commerce Platform revenue, consisting of air and beyond air, accounts for 94% of total Net revenue with revenue from Technology Services accounting for the remaining 6%.
19. Related Party Transactions
Transactions with Entities Related to Owners
During the year ended December 31, 2015, FMR LLC became a principal shareholder owning more than 10% of the outstanding shares of the Company. The Company receives administrative, recordkeeping and related services from subsidiaries of FMR LLC for its employee retirement plans and share plans. The total expenses incurred by the Company during the year ended December 31, 2015 and the balance payable outstanding as of December 31, 2015 in relation to such services were insignificant.
Prior to the comprehensive refinancing in April 2013, Blackstone was the ultimate controlling shareholder in the Company. Subsequent to the comprehensive refinancing, Blackstone continued to be a principal shareholder of the Company until September 2014 when the Company issued its common shares in an IPO. Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of business with these companies, including the sale and purchase of goods and services. For example, prior to comprehensive refinancing in 2013, the Company recorded revenue of approximately $9 million from Hilton Hotels Corporation and $3 million from Wyndham Hotel Group, (both Hilton Hotels Corporation and Wyndham Hotel Group being Blackstone portfolio companies) in connection with booking fees received. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.
During 2014 and 2013, the Company paid approximately $11 million and $7 million, respectively, to an affiliate of Blackstone for advisory and consulting services incurred in relation to debt for equity exchanges and refinancing transactions.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Related Party Transactions (Continued)

Pursuant to the Transaction and Monitoring Fee Arrangement (“TMFA”) agreement entered into in 2008 with Blackstone and an affiliate of Technology Crossover Ventures (“TCV”) (who were then principal shareholders of the Company) and its subsequent amendment in March 2013 (where Blackstone and TCV agreed (i) to a one-third reduction in the amount of fees that would otherwise be payable under TMFA, (ii) that the Company had no obligation to pay the advisory fee until the Company’s outstanding indebtedness under the second lien credit agreement is repaid, refined or extended and (iii) to share a portion of the fee with Angelo Gordon and Q Investments), the Company made payments of approximately $26 million and $6 million during 2014 and 2013 respectively. As of December 31, 2015 and 2014, there is no outstanding balance of obligation under the TMFA.
Transactions with Orbitz Worldwide
On February 5, 2015, the Company sold all of its remaining investment in Orbitz Worldwide.
During the period from January 1, 2014 to July 22, 2014 and the years ended December 31, 2013 and 2012, (during which Orbitz Worldwide was an equity method investee of the Company), the Company had transactions and outstanding balances with Orbitz Worldwide.
20. Discontinued Operations
In connection with the sale of the Gullivers Travel Association business to Kuoni in 2011, the Company agreed to indemnify Kuoni up to January 2018 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated balance sheets as of December 31, 2015 and 2014.
During the year ended December 31, 2013, the Company either settled certain of its obligations under those indemnities and/or determined the liabilities would not be payable due to expiration of the statute of limitations and realized a gain of  $4 million.
21. Subsequent Events
On February 17, 2016, the Company’s Board of Directors declared a cash dividend of   $0.075 per common share for the fourth quarter of 2015, which is payable on March 17, 2016 to shareholders of record on March 3, 2016.

TRAVELPORT WORLDWIDE LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2015, 2014 AND 2013
(in $ millions)	Balance at Beginning of Period	Charged to Expense or Other Accounts	Write-Offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2015	14	2	(1)	15
Year ended December 31, 2014	13	3	(2)	14
Year ended December 31, 2013	16	4	(7)	13

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2015	421	54	(92)	383
Year ended December 31, 2014	345	166	(90)	421
Year ended December 31, 2013	302	24	19	345

EXHIBIT INDEX
Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
4.1	Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).
4.2	Registration Rights Agreement, dated as of April 15, 2013, among the shareholders referred to therein and Travelport Worldwide Limited (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on August 18, 2014).
10.1	Credit Agreement, dated as of September 2, 2014, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and each lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on September 4, 2014).

Exhibit No.	Description
10.2	Incremental Amendment, dated as of January 16, 2015, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, UBS AG Stamford Branch, as incremental Revolving Credit Lender and additional L/C Issuer, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and consented and agreed to by Deutsche Bank AG New York Branch, Credit Suisse AG, Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc., as the existing L/C Issuers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 22, 2015).
10.3	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.4	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.5	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.6	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.7	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).
10.8	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.9	Subscriber Services Agreement, dated as of February, by and among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System B.V. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form10-Q filed by Travelport Limited on May 9, 2014).*
10.10	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).
10.11	Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited. (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.12	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.13	Letter Agreement, dated March 28, 2011, between Philip Emery and Travelport International Limited (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.14	Letter Agreement, dated November 24, 2011, between Philip Emery and Travelport International Limited. (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.15	Employment Agreement of Kurt Ekert, dated as of October 21, 2011 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).

Exhibit No.	Description
10.16	Letter Agreement of Kurt Ekert, dated as of November 23, 2011 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.17	Letter Agreement of Kurt Ekert, dated as of March 6, 2013 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.18	Letter Agreement of Matthew Minetola, dated as of November 4, 2014 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).
10.19	Transition and Separation Agreement, dated October 23, 2015, between Travelport Worldwide Limited, Travelport, LP and Kurt Ekert.
10.20	Contract of Employment, dated as of January 1, 2016, between Bernard Bot and Travelport International Limited.
10.21	Contract of Employment, dated as of November 14, 2014, between Thomas Murphy and Travelport International Limited.
10.22	Travelport Officer Deferred Compensation Plan (Amended and Restated as of January 1, 2016).
10.23	Form of Travelport Worldwide Limited 2011 Equity Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.24	Form of Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.25	Form of Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.26	2012 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.27	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (US) (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.28	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (UK) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.29	Form of Travelport Worldwide Limited 2013 Equity Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.30	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.31	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.32	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*

Exhibit No.	Description
10.33	Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).*
10.34	Amendment 15 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).
10.35	Amendment 16 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).*
10.36	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.37	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.38	Letter Agreement between Travelport Limited and Douglas M. Steenland, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.39	Letter Agreement between Travelport Worldwide Limited and Douglas M. Steenland, effective as of September 24, 2014 (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).
10.40	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.41	First Amendment to the Subscriber Services Agreement, dated as of May 2, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 7, 2014).*
10.42	Second Amendment to the Subscriber Services Agreement, dated as of July 22, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 6, 2014).*
10.43	Travelport Worldwide Limited Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.44	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.45	Form of Travelport Worldwide Limited Management Equity Award Agreement (United States) (Incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.46	Form of Travelport Worldwide Limited Management Equity Award Agreement (United Kingdom/RoW) (Incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.47	Amendment to Travelport Worldwide Limited 2013 Equity Plan, dated September 5, 2014 (Incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

Exhibit No.	Description
10.48	Transition and Separation Agreement, dated August 7, 2014, between Travelport Limited and Eric J. Bock (Incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.49	Travelport Worldwide Limited 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.68 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.50	Form of Indemnification Agreement of Travelport Worldwide Limited (Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.51	Form of Director Award Agreement (Restricted Stock Units) (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 6, 2014).
18.1	Letter from Deloitte LLP Regarding Change in Accounting Principle (Incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 2, 2015).
21	List of Subsidiaries.
23	Consent of Deloitte LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.