Form 10-Q
period 2016-03-31
Travelport Worldwide LTD
filed 2016-05-05
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 5, 2016, there were 123,816,585 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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

•
our ability to grow adjacencies, such as payment solutions and mobile commerce;

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2016, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net revenue	$609,263	$572,128
Costs and expenses
Cost of revenue	362,677	349,231
Selling, general and administrative	114,477	128,120
Depreciation and amortization	52,241	61,028
Total costs and expenses	529,395	538,379
Operating income	79,868	33,749
Interest expense, net	(54,895)	(39,389)
Gain on sale of shares of Orbitz Worldwide	—	6,271
Income before income taxes and share of earnings in equity method investment	24,973	631
Provision for income taxes	(7,792)	(7,758)
Share of earnings in equity method investment	—	19
Net income (loss)	17,181	(7,108)
Net income attributable to non-controlling interest in subsidiaries	(596)	(1,033)
Net income (loss) attributable to the Company	$16,585	$(8,141)
Income (loss) per share – Basic:
Income (loss) per share	$0.13	$(0.07)
Weighted average common shares outstanding – Basic	123,718,311	121,411,360
Income (loss) per share – Diluted:
Income (loss) per share	$0.13	$(0.07)
Weighted average common shares outstanding – Diluted	123,778,407	121,411,360
Cash dividends declared per common share	$0.075	$0.075
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income (loss)	$17,181	$(7,108)
Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	7,459	(5,836)
Changes in gain on available-for-sale securities, net of tax	—	(6,376)
Unrealized actuarial gain (loss) on defined benefit plans, net of tax	2,251	(32)
Other comprehensive income (loss), net of tax	9,710	(12,244)
Comprehensive income (loss)	26,891	(19,352)
Comprehensive income attributable to non-controlling interest in subsidiaries	(596)	(1,033)
Comprehensive income (loss) attributable to the Company	$26,295	$(20,385)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$127,993	$154,841
Accounts receivable (net of allowances for doubtful accounts of $14,242 and $14,575)	253,728	205,686
Deferred income taxes	5,231	5,133
Other current assets	141,440	99,481
Total current assets	528,392	465,141
Property and equipment, net	447,777	459,848
Goodwill	1,072,075	1,067,415
Trademarks and tradenames	314,013	313,961
Other intangible assets, net	540,141	534,540
Deferred income taxes	10,485	10,348
Other non-current assets	52,905	54,176
Total assets	$2,965,788	$2,905,429
Liabilities and equity
Current liabilities:
Accounts payable	$73,995	$74,277
Accrued expenses and other current liabilities	476,269	430,650
Current portion of long-term debt	62,484	74,163
Total current liabilities	612,748	579,090
Long-term debt	2,362,205	2,363,035
Deferred income taxes	59,027	59,663
Other non-current liabilities	228,482	226,499
Total liabilities	3,262,462	3,228,287
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,587,794 shares and 124,476,382 shares issued; 123,719,469 shares and 123,631,474 shares outstanding as of March 31, 2016 and December 31, 2015, respectively)	311	311
Additional paid in capital	2,715,106	2,715,538
Treasury shares, at cost (868,325 shares and 844,908 shares as of March 31, 2016 and December 31, 2015, respectively)	(13,606)	(13,331)
Accumulated deficit	(2,865,073)	(2,881,658)
Accumulated other comprehensive loss	(167,797)	(177,507)
Total shareholders’ equity (deficit)	(331,059)	(356,647)
Equity attributable to non-controlling interest in subsidiaries	34,385	33,789
Total equity (deficit)	(296,674)	(322,858)
Total liabilities and equity	$2,965,788	$2,905,429

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities
Net income (loss)	$17,181	$(7,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,241	61,028
Amortization of customer loyalty payments	16,574	18,329
Gain on sale of shares of Orbitz Worldwide	—	(6,271)
Amortization of debt finance costs and debt discount	2,571	2,551
(Gain) loss on foreign exchange derivative instruments	(11,074)	10,586
Loss on interest rate derivative instruments	16,456	—
Share of earnings in equity method investment	—	(19)
Equity-based compensation	9,117	12,402
Deferred income taxes	(887)	1,724
Customer loyalty payments	(25,307)	(23,400)
Pension liability contribution	(1,118)	(672)
Changes in assets and liabilities:
Accounts receivable	(49,424)	(51,218)
Other current assets	(23,251)	(12,520)
Accounts payable, accrued expenses and other current liabilities	27,232	8,104
Other	(4,107)	(2,497)
Net cash provided by operating activities	$26,204	$11,019
Investing activities
Property and equipment additions	$(22,521)	$(27,084)
Proceeds from sale of shares of Orbitz Worlwide	—	6,271
Net cash used in investing activities	$(22,521)	$(20,813)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Financing activities
Proceeds from revolver borrowings	$10,000	$—
Repayment of revolver borrowings	(10,000)	—
Repayment of term loans	(9,405)	(5,938)
Repayment of capital lease obligations and other indebtedness	(12,079)	(8,056)
Release of cash provided as collateral	—	2,279
Dividend to shareholders	(9,280)	(9,106)
Treasury share purchase related to vesting of equity awards	(275)	—
Net cash used in financing activities	$(31,039)	$(20,821)
Effect of changes in exchange rates on cash and cash equivalents	508	(973)
Net decrease in cash and cash equivalents	(26,848)	(31,588)
Cash and cash equivalents at beginning of period	154,841	138,986
Cash and cash equivalents at end of period	$127,993	$107,398
Supplemental disclosure of cash flow information
Interest payments, net of capitalized interest	$37,480	$37,901
Income tax payments, net of refunds	4,549	7,263
Non-cash capital lease additions	6,779	4,070
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.075 per share)	—	—	(9,458)	—	—	—	—	—	(9,458)
Equity-based compensation	111,412	—	9,026	—	—	—	—	—	9,026
Treasury shares purchased in relation to vesting of equity awards	—	—	—	23,417	(275)	—	—	—	(275)
Comprehensive income (loss), net of tax	—	—	—	—	—	16,585	9,710	596	26,891
Balance as of March 31, 2016	124,587,794	$311	$2,715,106	868,325	$(13,606)	$(2,865,073)	$(167,797)	$34,385	$(296,674)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries, Travelport business is comprised of:
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
These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2015 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.
Beginning with the first quarter of 2016, the Company has presented U.S. dollar amounts and certain statistical information in tables rounded to the nearest thousand as compared to the nearest million as presented in previous periods.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements
Compensation—Stock Compensation
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on several aspects of the accounting for share-based payment transactions which simplifies the current accounting requirements. The update includes accounting for income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements.
Leases
In February 2016, the FASB issued guidance on lease accounting which supersedes the current guidance on leases. The new guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements.
Financial Instruments
In January 2016, the FASB issued guidance which amends the current guidance on the classification and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Income Taxes
In November 2015, the FASB issued guidance in relation to the balance sheet presentation of deferred tax assets and liabilities. This guidance simplifies the current presentation, where deferred tax assets and liabilities are required to be separated into current and non-current amounts in a classified statement of financial position, and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted and may be applied retrospectively or prospectively. The adoption of this guidance will impact the Company’s consolidated condensed balance sheet presentation of deferred tax assets and liabilities.
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

that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
In August 2015, the FASB delayed the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to defer the application date and, consequently, the May 2014 revenue recognition guidance will be applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated condensed financial statements.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. In August 2015, the FASB issued further guidance to clarify the SEC’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements whereby such costs could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company adopted the provision of this guidance effective January 1, 2016. As a result of this new guidance, the Company has reclassified its unamortized debt issuance costs of $23 million and $24 million as of March 31, 2016 and December 31, 2015, respectively, in relation to its term loans and has presented these costs as a deduction from the carrying value of the term loans.
3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	March 31, 2016	December 31, 2015
Prepaid expenses	$39,684	$26,395
Prepaid incentives	31,219	26,496
Sales and use tax receivables	29,628	27,233
Restricted cash	20,714	11,701
Derivative assets	5,903	657
Other	14,292	6,999
	$141,440	$99,481

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	March 31, 2016			December 31, 2015
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$881,751	$(661,426)	$220,325	$870,868	$(635,135)	$235,733
Computer equipment	308,859	(178,986)	129,873	303,902	(168,380)	135,522
Building and leasehold improvements	25,334	(9,490)	15,844	24,102	(8,735)	15,367
Construction in progress	81,735	—	81,735	73,226	—	73,226
	$1,297,679	$(849,902)	$447,777	$1,272,098	$(812,250)	$459,848

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $41 million and $42 million during the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016 and December 31, 2015, the Company had capital lease assets of  $181 million and $174 million, respectively, with accumulated depreciation of  $78 million and $69 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and March 31, 2016 are as follows:
(in $ thousands)	January 1, 2016	Additions	Retirements	Foreign Exchange	March 31, 2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$—	$—	$4,660	$1,072,075
Trademarks and tradenames	313,961	—	—	52	314,013
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(26)	1,127,334
Accumulated amortization	(756,489)	(11,139)	—	(552)	(768,180)
Acquired intangible assets, net	370,871	(11,139)	—	(578)	359,154
Customer loyalty payments	300,142	32,050	(19,880)	4,124	316,436
Accumulated amortization	(136,473)	(16,574)	19,154	(1,556)	(135,449)
Customer loyalty payments, net	163,669	15,476	(726)	2,568	180,987
Other intangible assets, net	$534,540	$4,337	$(726)	$1,990	$540,141

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and March 31, 2015 are as follows:
(in $ thousands)	January 1, 2015	Additions	Retirements	Foreign Exchange	March 31, 2015
Non-Amortizable Assets:
Goodwill	$997,419	$—	$—	$(1,455)	$995,964
Trademarks and tradenames	313,961	—	—	—	313,961
Other Intangible Assets:
Acquired intangible assets	1,129,320	—	(2,222)	111	1,127,209
Accumulated amortization	(687,495)	(18,623)	2,222	(200)	(704,096)
Acquired intangible assets, net	441,825	(18,623)	—	(89)	423,113
Customer loyalty payments	334,309	19,836	(31,761)	—	322,384
Accumulated amortization	(157,319)	(18,329)	31,761	(510)	(144,397)
Customer loyalty payments, net	176,990	1,507	—	(510)	177,987
Other intangible assets, net	$618,815	$(17,116)	$—	$(599)	$601,100

The Company paid cash of  $25 million and $23 million for customer loyalty payments during the three months ended March 31, 2016 and 2015, respectively. Further, as of March 31, 2016 and December 31, 2015, the Company had balances payable of  $47 million and $42 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $11 million and $19 million for the three months ended March 31, 2016 and 2015, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $17 million and $18 million for the three months ended March 31, 2016 and 2015, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	March 31, 2016	December 31, 2015
Supplier prepayments	$19,828	$14,616
Prepaid incentives	10,364	9,282
Deferred financing costs	6,096	6,543
Pension assets	5,969	5,186
Derivative assets	—	8,655
Other	10,648	9,894
	$52,905	$54,176

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	March 31, 2016	December 31, 2015
Accrued commissions and incentives	$276,979	$241,358
Accrued payroll and related	63,879	77,544
Deferred revenue	49,391	35,836
Customer prepayments	20,714	11,701
Income tax payable	20,274	15,516
Accrued interest expense	17,221	18,800
Derivative liabilities	5,421	10,341
Pension and post-retirement benefit liabilities	1,748	1,528
Other	20,642	18,026
	$476,269	$430,650

Included in accrued commissions and incentives are $47 million and $42 million of accrued customer loyalty payments as of March 31, 2016 and December 31, 2015, respectively.
8. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	March 31, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)	L+4.75%	September 2021	$2,296,034	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			128,655	133,883
Total debt			$2,424,689	$2,437,198
Less: current portion			62,484	74,163
Long-term debt			$2,362,205	$2,363,035

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of new U.S. GAAP guidance, unamortized debt finance costs of  $24 million have been reclassified and deducted from the term loans balance as of December 31, 2015 (see Note 2—Recently Issued Accounting Pronouncements).

During the three months ended March 31, 2016, the Company (i) repaid $9 million of term loans as required under the senior secured credit agreement, (ii) amortized $2 million and $1 million of debt finance costs and debt discount, respectively, and (iii) repaid $12 million under its capital lease obligations and other indebtedness and entered into $7 million of new capital leases for information technology assets.
The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 4.75% or base rate (as defined in the senior secured credit agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.75% for the term loans.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Long-Term Debt (Continued)

Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the three months ended March 31, 2016, the Company borrowed and repaid $10 million under this facility. As of March 31 2016, the Company had no outstanding borrowings under its revolving credit facility and utilized $24 million for the issuance of letters of credit, with a balance of   $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of March 31, 2016, there were no outstanding cash collateralized letters of credit.
As of March 31, 2016, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
9. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2016, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of March 31, 2016, the Company had a net liability position of  $7 million related to its derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The primary interest rate risk exposure as of March 31, 2016 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. The term loans have a 1.00% LIBOR floor. During the three months ended March 31, 2016, LIBOR rates were below 1.00%. The primary foreign currency risk exposure as of March 2016 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swap contracts	Other non-current assets	$—	$8,655	Other non-current liabilities	$(7,801)	$—
Foreign currency contracts	Other current assets	5,903	657	Accrued Expenses and other current liabilities	(5,421)	(10,341)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(136)	(1,082)
Total fair value of derivative assets (liabilities)		$5,903	$9,312		$(13,358)	$(11,423)

As of March 31, 2016, the notional amounts of foreign currency forward contracts and interest rate swap contracts were $334 million and $1,400 million respectively. These derivative contracts cover transactions for periods that do not exceed three years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the three months ended March 31, 2016 and 2015.
(in $ thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net derivative liability opening balance	$(2,111)	$(15,548)
Total loss for the period included in net income (loss)	(14,605)	(16,457)
Payments on settlement of foreign currency derivative contracts	9,261	5,933
Net derivative liability closing balance	$(7,455)	$(26,072)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 18% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has not been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2016.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Financial Instruments (Continued)

The table below presents the impact of changes in fair values of derivatives not designated as hedges on net income (loss) during the three months ended March 31, 2016 and 2015:
		Amount of Income (Loss) Recorded in Net Income (Loss)
(in $ thousands)	Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended March 31,
		2016	2015
Interest rate swap contracts	Interest expense, net	$(16,456)	$—
Foreign currency contracts	Selling, general and administrative	1,851	(16,457)
		$(14,605)	$(16,457)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		March 31, 2016		December 31, 2015
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	5,903	5,903	9,312	9,312
Derivative liabilities	Level 2	(13,358)	(13,358)	(11,423)	(11,423)
Total debt	Level 2	(2,424,689)	(2,466,987)	(2,437,198)	(2,431,242)
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
10. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2016, the Company had approximately $51 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $30 million relates to the twelve months ending March 31, 2017. These purchase obligations extend through 2020.
Contingencies
Company Litigation
The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Commitments and Contingencies (Continued)

unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on the Company’s results of operations or cash flows in a particular reporting period.
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances or sales of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt or equity security issuances or sales. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
11. Equity
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividend during the three months ended March 31, 2016:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 17, 2016	$0.075	March 3, 2016	March 17, 2016	$9,279
On May 3, 2016, the Company’s Board of Directors declared a cash dividend of   $0.075 per common share (see Note 14—Subsequent Events).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Equity-Based Compensation
The table below presents the activity of the Company’s restricted share units (“RSUs”), performance share units (“PSUs” and, together with RSUs, “Restricted Units”) and stock options for the three months ended March 31, 2016:
	Restricted Units
(in dollars, except number of Restricted Units)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	2,172,529	$15.73
Granted at fair market value	1,634,829	$13.18
Vested(1)	(60,071)	$18.64
Forfeited	(177,992)	$16.75
Balance as of March 31, 2016	3,569,295	$14.46

(1)
During the three months ended March 31, 2016, the Company completed net share settlement of 23,417 common shares in connection with employee taxable income created upon the vesting of Restricted Units. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares.

	Stock Options
(in dollars, except number of stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	1,454,638	$6.49
Granted at fair market value	1,299,356	$4.04
Forfeited	(121,751)	$6.35
Expired	(13,184)	$6.43
Balance as of March 31, 2016	2,619,059	$5.28

In March 2016, the Company granted 0.6 million RSUs, 0.7 million PSUs and 1.2 million stock options under the Travelport Worldwide Limited 2014 Omnibus Equity Incentive Plan. The RSUs and stock options vest annually in quarterly installments on April 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period. The number of PSUs that will vest on April 15, 2019 is based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period.
As of March 31, 2016, 332,069 stock options have vested and become exercisable. The weighted-average exercise price of stock options granted during the three months ended March 31, 2016 was $13.21 per option, with the remaining weighted average contractual term as of March 31, 2016 of 9.95 years.
Compensation expense for the three months ended March 31, 2016 and 2015 resulted in a credit to equity on the Company’s consolidated condensed balance sheet of  $9 million and $12 million, respectively.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of March 31, 2016 will be approximately $56 million based on the fair value of the Restricted Units and the stock options on the grant date.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Income (Loss) Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income (loss) per share:
	Three Months Ended March 31,
(in $ thousands, except for share data)	2016	2015
Numerator – Basic and Diluted Income (Loss) per Share:
Net income (loss) attributable to the Company	$16,585	$(8,141)
Denominator – Basic Income (Loss) per Share:
Weighted average common shares outstanding	123,718,311	121,411,360
Income (loss) per share – Basic	$0.13	$(0.07)
Denominator – Diluted Income (Loss) per Share:
Number of common shares used for basic income (loss) per share	123,718,311	121,411,360
Weighted average effect of dilutive securities Stock Options	60,096	—
Weighted average common shares outstanding	123,778,407	121,411,360
Income (loss) per share – Diluted	$0.13	$(0.07)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.
For the three months ended March 31, 2016, the Company had 2.3 million of weighted-average common share equivalents, primarily associated with the Company’s stock options and RSUs, that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
14. Subsequent Events
On April 1, 2016, the Company acquired its distributor in Japan. The Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities.
On May 3, 2016, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the first quarter of 2016, which is payable on June 16, 2016 to shareholders of record on June  2, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2016 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the $7 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform (our Travel Commerce Platform). In 2015, we processed over $82 billion of travel spending. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the three months ended March 31, 2016, Air, Beyond Air and Technology Services represented 73%, 22% and 5%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 120 low cost carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as Air Asia, easyJet and Ryanair into our Travel Commerce Platform.
Beyond Air
We have expanded our Travel Commerce Platform with a fast growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, payment solutions, mobile commerce, advertising and other platform services.
For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators. Based on our estimates we offer the largest inventory of hotel properties on any travel platform in the world via our innovative distribution and merchandising solutions for both chain and independent hotels.
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three months ended March 31, 2016, eNett generated net revenue of  $33 million representing an approximately 76% increase in its net revenue compared to the three months ended March 31, 2015.

Following our acquisition of Mobile Travel Technologies Ltd. in July 2015, we also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.
In addition to hospitality, payment solutions and mobile commerce, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta Air Lines Inc. In addition, we own 51% of IGT Solutions Private Ltd., an application development services provider based in Gurgaon, India that is used for both internal and external software development.
Management Performance Metrics
Our management team monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of changes in both Reported Segments and RevPas. Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, mobile commerce, advertising and other platform services. Reported Segments is defined as travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use other GAAP and non-GAAP measures as performance metrics.
The table below sets forth our performance metrics:
	Three Months Ended March 31,		Change
(in $ thousands, except share data, Reported Segments and RevPas)	2016	2015		%
Net revenue	$609,263	$572,128	$37,135	6
Operating income	79,868	33,749	46,119	137
Net income (loss)	17,181	(7,108)	24,289	*
Income (loss) per share – diluted (in $)	0.13	(0.07)	0.20	*
Adjusted EBITDA(1)	154,140	137,458	16,682	12
Adjusted Operating Income(2)	96,464	76,724	19,740	26
Adjusted Net Income(3)	50,955	29,577	21,378	72
Adjusted Income per Share – diluted(4) (in $)	0.41	0.24	0.17	71
Net cash provided by operating activities	26,204	11,019	15,185	138
Adjusted Free Cash Flow(5)	(5,070)	(21,018)	15,948	76
Reported Segments (in thousands)	89,973	94,520	(4,547)	(5)
Travel Commerce Platform RevPas (in $)	$6.43	$5.73	0.70	12

*
Percentage calculated not meaningful

(1)
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes.

(2)
Adjusted Operating Income (Loss) is defined as Adjusted EBITDA less depreciation and amortization of property and equipment and amortization of customer loyalty payments.

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs and other non-cash items, such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments, along with any income tax related to these exclusions.

(4)
Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.

(5)
Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions, capital lease and other indebtedness repayments (“Capital Expenditure”).

Adjusted Net Income (Loss), Adjusted Operating Income and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss), as determined under U.S. GAAP. In addition, these measures may not be comparable to similarly named measures used by other companies. The presentation of these measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
We have included Adjusted Net Income (Loss), Adjusted Operating Income and Adjusted EBITDA as they are primary metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. These metrics are also used by our Board of Directors to determine incentive compensation for future periods.

The following table provides a reconciliation of net income (loss) to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended March 31,
(in $ thousands)	2016	2015
Net income (loss)	$17,181	$(7,108)
Adjustments:
Amortization of intangible assets(1)	11,139	18,623
Share of earnings in equity method investment	—	(19)
Gain on sale of shares of Orbitz Worldwide	—	(6,271)
Equity-based compensation and related taxes	9,101	12,402
Corporate and restructuring costs(2)	7,409	1,614
Other – non cash(3)	5,403	10,336
Tax impact of adjustments	722	—
Adjusted Net Income	50,955	29,577
Adjustments:
Interest expense, net(4)	38,439	39,389
Remaining provision for income taxes	7,070	7,758
Adjusted Operating Income	96,464	76,724
Adjustments:
Depreciation and amortization of property and equipment	41,102	42,405
Amortization of customer loyalty payments	16,574	18,329
Adjusted EBITDA	$154,140	$137,458

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized (gains) losses on foreign currency derivatives contracts of  $(11) million and $10 million for the three months ended March 31, 2016 and 2015, respectively, and (ii) unrealized loss on interest rate derivative contracts of  $16 million for the three months ended March 31, 2016.

(4)
Interest expense, net excludes the impact of unrealized loss of  $16 million on interest rate derivative contracts, which is included within “Other—non cash”.

We have included Adjusted Income (Loss) per Share—diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses, such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share—diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income / (loss) and net income / (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated condensed statements of operations.
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”

Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the three months ended March 31, 2016 and 2015.
	Three Months Ended March 31,
(in percentages)	2016	2015
Asia Pacific	22	22
Europe	33	31
Latin America and Canada	5	4
Middle East and Africa	13	13
International	73	70
United States	27	30
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 550,000 are independent hotel properties), approximately 36,000 car rental locations, approximately 60 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across over 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the three months ended March 31, 2016.
Renegotiated Legacy Contract: In February 2014, we entered into a renegotiated long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under the agreement, we paid incremental benefits in 2014, and since then, we have paid and will continue to pay further increased fees in later years for each air, car and hotel segment. Since 2015, Orbitz Worldwide has wider flexibility to use traditional GDS providers for services. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.
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
Foreign Exchange Fluctuations: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in U.S. dollars, a portion of our cost base is transacted in non-U.S. dollar currencies (principally, the British pound, Euro and Australian dollar).
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
Results of Operations
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$609,263	$572,128	$37,135	6
Costs and expenses
Cost of revenue	362,677	349,231	13,446	4
Selling, general and administrative	114,477	128,120	(13,643)	(11)
Depreciation and amortization	52,241	61,028	(8,787)	(14)
Total costs and expenses	529,395	538,379	(8,984)	(2)
Operating income	79,868	33,749	46,119	137
Interest expense, net	(54,895)	(39,389)	(15,506)	(39)
Gain on sale of shares of Orbitz Worldwide	—	6,271	(6,271)	(100)
Income before income taxes and share of earnings in equity method investment	24,973	631	24,342	*
Provision for income taxes	(7,792)	(7,758)	(34)	*
Share of earnings in equity method investment	—	19	(19)	(100)
Net income (loss)	$17,181	$(7,108)	$24,289	*

*
Percental calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands )	2016	2015	$	%
Air	$443,884	$431,521	$12,363	3
Beyond Air	135,002	110,120	24,882	23
Travel Commerce Platform	578,886	541,641	37,245	7
Technology Services	30,377	30,487	(110)	—
Net revenue	$609,263	$572,128	$37,135	6

During the three months ended March 31, 2016, Net revenue increased by $37 million, or 6%, compared to the three months ended March 31, 2015. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $37 million, or 7%.

Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended March 31,		Change
	2016	2015	$	%
Travel Commerce Platform RevPas (in $)	$6.43	$5.73	$0.70	12
Reported Segments (in thousands)	89,973	94,520	(4,547)	(5)
The increase in Travel Commerce Platform revenue of  $37 million, or 7%, was due to a $12 million, or 3%, increase in Air revenue and a $25 million, or 23%, increase in Beyond Air revenue. Overall, there was a 12% increase in Travel Commerce Platform RevPas, partially offset by a 5% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform decreased to $20.1 billion for the three months ended March 31, 2016 from $21.8 billion for the three months ended March 31, 2015. Our percentage of Air segment revenue from away bookings increased to 68% from 65%. We increased our hospitality segments per 100 airline tickets issued to 43 from 41 and our car rental days sold to 22 million from 21 million, and our hotel room nights sold remained stable at 16 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$128,495	$117,773	$10,722	9
Europe	194,847	165,727	29,120	18
Latin America and Canada	28,036	23,761	4,275	18
Middle East and Africa	73,450	73,323	127	—
International	424,828	380,584	44,244	12
United States	154,058	161,057	(6,999)	(4)
Travel Commerce Platform	$578,886	$541,641	$37,245	7

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	16,989	16,719	270	2	$7.56	$7.04	$0.52	7
Europe	23,133	22,989	144	1	$8.42	$7.21	$1.21	17
Latin America and Canada	4,550	4,271	279	7	$6.16	$5.56	$0.60	11
Middle East and Africa	9,721	9,929	(208)	(2)	$7.56	$7.38	$0.18	2
International	54,393	53,908	485	1	$7.81	$7.06	$0.75	11
United States	35,580	40,612	(5,032)	(12)	$4.33	$3.97	$0.36	9
Travel Commerce Platform	89,973	94,520	(4,547)	(5)	$6.43	$5.73	$0.70	12

International
Our International Travel Commerce Platform revenue increased $44 million, or 12%, due to an 11% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing, mix and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions and expansion into mobile commerce. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for the three months ended March 31, 2016 compared to 70% for the three months ended March 31, 2015.

Asia Pacific
Revenue in Asia Pacific increased $11 million, or 9%, due to a 7% increase in RevPas and a 2% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air revenue, including payment solutions and expansion into mobile commerce. Reported Segments increased due to strong growth in India, Hong Kong and Indonesia.
Europe
Revenue in Europe increased $29 million, or 18%, primarily due to a 17% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions and mobile commerce in Beyond Air.
Latin America and Canada
Revenue in Latin America and Canada increased $4 million, or 18%, due to an 11% increase in RevPas and a 7% increase in Reported Segments. The increase in RevPas was mainly due to revenue growth in Air and Beyond Air. Reported Segments growth was due to strong growth in Argentina and Colombia.
Middle East and Africa
Revenue in the Middle East and Africa remained flat at $73 million. A 2% increase in RevPas was offset by a 2% decrease in Reported Segments.
United States
Revenue in the United States decreased $7 million, or 4%, primarily due to a 12% decrease in Reported Segments, partially offset by a 9% increase in RevPas. The decrease in Reported Segments was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, partially offset by growth in other parts of our platform. The increase in RevPas was primarily due to Beyond Air revenue.
Technology Services
Technology Services revenue remained stable at $30 million.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$282,042	$270,069	$11,973	4
Technology costs	80,635	79,162	1,473	2
Cost of revenue	$362,677	$349,231	$13,446	4

Cost of revenue increased by $13 million, or 4%, primarily as a result of a $12 million, or 4%, increase in commission costs. Commissions increased due to a 6% increase in travel distribution costs per segment, primarily driven by mix and incremental commission costs from our payment processing business, partially offset by a 5% reduction in Reported Segments. Commissions included amortization of customer loyalty payments of  $17 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $1 million, or 2%.

Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$84,571	$80,239	$4,332	5
Non-workforce	24,449	23,529	920	4
Sub-total	109,020	103,768	5,252	5
Non-core corporate costs	5,457	24,352	(18,895)	(78)
SG&A	$114,477	$128,120	$(13,643)	(11)

SG&A expenses decreased by $14 million, or 11%, during the three months ended March 31, 2016 compared to March 31, 2015. SG&A expenses include $5 million and $24 million of charges for the three months ended March 31, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased by $5 million, or 5%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $4 million, or 5%, primarily as a result of increased wages and benefits on account of headcount increases related to the expansion of the Travel Commerce Platform through acquisitions and go-to-market capabilities and merit increases. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased by $1 million, or 4%.
Non-core corporate costs of  $5 million and $24 million for the three months ended March 31, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of  $19 million is primarily due to a $21 million decrease in unrealized foreign exchange losses on foreign currency derivative contracts.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$41,102	$42,405	$(1,303)	(3)
Amortization of acquired intangible assets	11,139	18,623	(7,484)	(40)
Total depreciation and amortization	$52,241	$61,028	$(8,787)	(14)

Total depreciation and amortization decreased by $9 million, or 14%. Depreciation on property and equipment decreased $1 million, or 3%. Amortization of acquired intangible assets decreased by $7 million, or 40%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, increased by $16 million, or 39%, due to the adverse impact of fair value changes of our interest rate swaps.
Other Income
Other income represents the gain from the sale of our available-for-sale securities of Orbitz Worldwide, Inc. of  $6 million for 2015.

Provision for Income Taxes
Our tax provision for the three months ended March 31, 2016 does not differ significantly from the U.S. Federal statutory rate primarily as a result of a number of offsetting items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions and (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2016, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	March 31, 2016
Cash and cash equivalents	$127,993
Revolving credit facility availability	101,314
With the cash and cash equivalents on our consolidated condensed balance sheet, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.
Working Capital
Our cash flows from operations are significantly impacted by revenue derived from, and commissions paid to, travel providers and travel agencies and consists of accounts receivables and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions. The movement within these account balances are included within working capital.
The table below sets out our working capital as of March 31, 2016 and December 31, 2015, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	March 31, 2016	December 31, 2015	Change
Accounts receivable, net	$253,728	$205,686	$48,042
Accrued commissions and incentives	(276,979)	(241,358)	(35,621)
Deferred revenue and prepaid incentives, net	(18,172)	(9,340)	(8,832)
Cash and cash equivalents	127,993	154,841	(26,848)
Accounts payable and employee related	(139,622)	(153,349)	13,727
Accrued interest	(17,221)	(18,800)	1,579
Current portion of long-term debt	(62,484)	(74,163)	11,679
Taxes	14,585	16,850	(2,265)
Other assets (liabilities), net	33,816	5,684	28,132
Working Capital	$(84,356)	$(113,949)	$29,593
Consolidated Balance Sheets:
Total current assets	$528,392	$465,141	$63,251
Total current liabilities	(612,748)	(579,090)	(33,658)
Working Capital	$(84,356)	$(113,949)	$29,593

As of March 31, 2016, we had a working capital net liability of  $84 million, compared to $114 million as of December 31, 2015, an improvement of  $30 million, which is primarily due to a $28 million increase in other assets, a $14 million decrease in accounts payable and employee related, a $12 million decrease in current portion of long term debt and a $2 million decrease in accrued interest, offset by a $27 million decrease in cash and cash equivalents as discussed in “—Cash Flows” below.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.
The table below sets forth information on our accounts receivable:
	March 31, 2016	December 31, 2015	Change
Accounts receivable, net (in $ thousands)	$253,728	$205,686	$48,042
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	38	—
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the three months ended March 31, 2016, Air revenue accounted for approximately 73% of our revenues, however, only 52% of our outstanding receivables related to customers using ACH as of March 31, 2016. The ACH receivables are collected on average in 33 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. As of March 31, 2016, our average net collection period was 38 DSO for total accounts receivable, net, which was the same as of December 31, 2015. Growth in Air revenue in the month of March 2016 compared to December 2015, contributed to the increase in our accounts receivable, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $48 million from December 31, 2015 to March 31, 2016, and our accrued commissions and incentives increased by $36 million from December 31, 2015 to March 31, 2016, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:
	Three Months Ended March 31,		Change
(in $ thousands)	2016	2015	$
Cash provided by (used in):
Operating activities	$26,204	$11,019	$15,185
Investing activities	(22,521)	(20,813)	(1,708)
Financing activities	(31,039)	(20,821)	(10,218)
Effect of exchange rate changes	508	(973)	1,481
Net decrease in cash and cash equivalents	$(26,848)	$(31,588)	$4,740

We believe our important measure of liquidity is Adjusted Free Cash Flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe this measure provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as cash paid for other adjusting items are unrelated to the underlying business and our Capital Expenditures are primarily related to the development of our operating platforms.
Adjusted Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure should not be considered as measure of liquidity or cash flows from operations as determined under U.S. GAAP. This measure is not a measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to net earnings or any other performance measures derived in accordance with U.S. GAAP or as alternative to cash flows from operating activities as a measure of liquidity.
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Three Months Ended March 31,
(in $ thousands)	2016	2015
Adjusted EBITDA	$154,140	$137,458
Interest payments	(37,480)	(37,901)
Tax payments	(4,549)	(7,263)
Customer loyalty payments	(25,307)	(23,400)
Changes in working capital	(49,048)	(50,588)
Pensions liability contribution	(1,118)	(672)
Changes in other assets and liabilities	(7,108)	(3,512)
Other adjusting items(1)	(3,326)	(3,103)
Net cash provided by operating activities	26,204	11,019
Add: other adjusting items(1)	3,326	3,103
Less: capital expenditures on property and equipment additions	(22,521)	(27,084)
Less: repayment of capital lease obligations and other indebtedness	(12,079)	(8,056)
Adjusted Free Cash Flow	$(5,070)	$(21,018)

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA, and during the three months ended March 31, 2016 and 2015, relate to payments for corporate and restructuring costs.

As of March 31, 2016, we had $128 million of cash and cash equivalents, a decrease of  $27 million compared to December 31, 2015. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Operating activities. For the three months ended March 31, 2016, cash provided by operating activities was $26 million compared to cash provided by operating activities of  $11 million for the three months ended March 31, 2015. The increase of  $15 million is primarily a result of the increase in operating income.
Investing activities. The cash used in investing activities was $23 million for the three months ended March 31, 2016 and $21 million for the three months ended March 31, 2015, which was primarily for the purchase of property and equipment.
Our investing activities for the three months ended March 31, 2016 and 2015 include:
	Three Months Ended March 31,
(in $ thousands)	2016	2015
Cash additions to software developed for internal use	$18,558	$17,742
Cash additions to computer equipment	3,963	9,342
Total	$22,521	$27,084

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center by implementing zTPF software on our mainframes, the development of our Travelport Universal API that underpins our new and existing applications, the development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Suite to allow airlines to showcase their content in travel agency workflows.
Cash additions to computer equipment are primarily for our continuing investment in our data center.
We view our Capital Expenditure for the period to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, and was $35 million for each of the three months ended March 31, 2016 and 2015.
Financing activities. Cash used in financing activities for the three months ended March 31, 2016 was $31 million. This primarily comprised of  (i) $9 million of term loans repayment, (ii) $12 million of capital lease and other indebtedness repayments and (iii) $9 million in dividend payments. The cash used in financing activities for the three months ended March 31, 2015 was $21 million. This primarily comprised of  (i) $6 million of term loans repayment, (ii) $8 million of capital lease repayments and (iii) $9 million in dividend payments.
Financing Arrangements
As of March 31, 2016, our financing arrangements include our senior secured credit facilities and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of March 31, 2016 and December 31, 2015:
(in $ thousands)	Interest rate	Maturity	March 31, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)	L+4.75%	September 2021	$2,296,034	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			128,655	133,883
Total debt			$2,424,689	$2,437,198
Less: cash and cash equivalents			(127,993)	(154,841)
Net Debt(3)			$2,296,696	$2,282,357

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of the new U.S. GAAP guidance, unamortized debt finance costs of  $24 million have been reclassified and deducted from the term loan balance as of December 31, 2015.

(3)
Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash and cash equivalents. Net Debt is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

During the three months ended March 31, 2016, we (i) repaid $9 million of term loans as required under the senior secured credit agreement, (ii) amortized $2 million and $1 million of debt finance costs and debt discount, respectively, and (iii) repaid $12 million under our capital lease obligations and other indebtedness and entered into $7 million of new capital leases for information technology assets.
The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 4.75% or base rate (as defined in the senior secured credit agreement) plus 3.75%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 4.75% for the term loans.

Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the three months ended March 31, 2016, we borrowed and repaid $10 million under this facility. As of March 31, 2016, we had no outstanding borrowings under our revolving credit facility and had utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2016, there were no outstanding cash collateralized letters of credit.
Substantially all of our debt is scheduled for repayment in September 2021.
Travelport Finance (Luxembourg) S.a.r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under our senior secured credit agreement. All obligations under our senior secured credit agreement are unconditionally guaranteed by certain of our wholly-owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the Obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.
Borrowings under our senior secured credit agreement are subject to amortization and prepayment requirements, and our senior secured credit agreement contains various covenants, including a leverage ratio, events of default and other provisions.
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

As of March 31, 2016, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.28 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
We re-evaluate our capital structure from time to time including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.
Interest Rate Risk
We are exposed to interest rate risk relating to our floating rate debt. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

The primary interest rate exposure as of March 31, 2016 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated floating rate debt. Interest on our $2,296 million term loan is currently charged at LIBOR plus 4.75%, subject to a LIBOR floor of 1.00%. During the three months ended March 31, 2016, LIBOR rates were below 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in 2015, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during the future period at 1.4010%.
During the three months ended March 31, 2016, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $16 million and $0 million for the three months ended March 31, 2016 and 2015, respectively.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.
We use derivative financial instruments as part of our overall strategy to manage our exposure to foreign currency exchange rate risk. We do not use derivatives for trading or speculative purposes.
During 2016, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of March 31, 2016, we had $334 million notional amount of foreign currency forward contracts.
During the three months ended March 31, 2016 and 2015, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains/(losses) on these foreign currency derivative financial instruments amounted to $2 million and $(16) million for the three months ended March 31, 2016 and 2015, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of March 31, 2016, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of  $7 million and cover transactions for a period that does not exceed three years.
Contractual Obligations
As of March 31, 2016, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.
Other Off-Balance Sheet Arrangements
We had no other off balance sheet arrangements during the three months ended March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in exchange rates against the U.S. dollar as of March 31, 2016. There are certain limitations inherent in this sensitivity analysis as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of March 31, 2016, based on the outstanding debt balance would increase our annualized interest charge by $15 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans, a 100 basis point decrease in interest rates as of March 31, 2016 would not change our annualized interest charge.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at 1.4010%. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of March 31, 2016, a 100 basis point increase/decrease in interest rates would result in a debit/(credit) to interest expense of  $28 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of March 31, 2016. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $33 million on our consolidated condensed statements of operations, while a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of  $34 million on our consolidated condensed statements of operations.
There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the three months period ended March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.
ITEM 1A. RISK FACTORS.
There have been no material changes in the risks factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.
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
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2016 were approximately $156,000 and $109,000, respectively.
Consulting Arrangement
On May 5, 2016, we entered into an agreement with Philip Emery, our former Executive Vice President, pursuant to which Mr. Emery will provide us with consulting services through December 31, 2016 for which we will pay Mr. Emery a fee of  £25,000.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: May 5, 2016	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: May 5, 2016	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
10.1	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers)
10.2	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document