Form 10-Q
period 2016-06-30
Travelport Worldwide LTD
filed 2016-08-04
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 4, 2016, there were 123,920,248 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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

•
the impact on business conditions both in the United Kingdom (“U.K.”) and worldwide as a result of the U.K.’s decision to leave the European Union (“E.U.”).

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18,

2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net revenue	$605,905	$554,202	$1,215,168	$1,126,330
Costs and expenses
Cost of revenue	376,605	335,050	739,282	684,281
Selling, general and administrative	139,294	98,159	253,771	226,279
Depreciation and amortization	52,246	57,847	104,487	118,875
Total costs and expenses	568,145	491,056	1,097,540	1,029,435
Operating income	37,760	63,146	117,628	96,895
Interest expense, net	(45,113)	(38,751)	(100,008)	(78,140)
Loss on early extinguishment of debt	(2,671)	—	(2,671)	—
Gain on sale of shares of Orbitz Worldwide	—	—	—	6,271
(Loss) income before income taxes and share of losses in equity method investment	(10,024)	24,395	14,949	25,026
Provision for income taxes	(4,405)	(7,792)	(12,197)	(15,550)
Share of losses in equity method investment	—	(194)	—	(175)
Net (loss) income	(14,429)	16,409	2,752	9,301
Net income attributable to non-controlling interest in subsidiaries	(402)	(1,081)	(998)	(2,114)
Net (loss) income attributable to the Company	$(14,831)	$15,328	$1,754	$7,187
(Loss) income per share – Basic:
(Loss) income per share	$(0.12)	$0.13	$0.01	$0.06
Weighted average common shares outstanding – Basic	123,825,030	122,269,482	123,771,642	121,842,792
(Loss) income per share – Diluted:
(Loss) income per share	$(0.12)	$0.12	$0.01	$0.06
Weighted average common shares outstanding – Diluted	123,990,177	122,717,897	123,912,681	122,672,763
Cash dividends declared per common share	$0.075	$0.075	$0.15	$0.15
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in $ thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net (loss) income	$(14,429)	$16,409	$2,752	$9,301
Other comprehensive (loss) income, net of tax:
Currency translation adjustment, net of tax	(4,799)	(83)	2,660	(5,919)
Changes in gain on available-for-sale securities, net of tax	—	—	—	(6,376)
Unrealized actuarial gain (loss) on defined benefit plans, net of tax	2,251	(47)	4,502	(79)
Other comprehensive (loss) income, net of tax	(2,548)	(130)	7,162	(12,374)
Comprehensive (loss) income	(16,977)	16,279	9,914	(3,073)
Comprehensive income attributable to non-controlling interest in subsidiaries	(402)	(1,081)	(998)	(2,114)
Comprehensive (loss) income attributable to the Company	$(17,379)	$15,198	$8,916	$(5,187)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$126,937	$154,841
Accounts receivable (net of allowances for doubtful accounts of $13,185 and $14,575)	241,526	205,686
Deferred income taxes	5,118	5,133
Other current assets	116,893	99,481
Total current assets	490,474	465,141
Property and equipment, net	429,842	459,848
Goodwill	1,083,841	1,067,415
Trademarks and tradenames	314,015	313,961
Other intangible assets, net	524,680	534,540
Deferred income taxes	10,288	10,348
Other non-current assets	48,106	54,176
Total assets	$2,901,246	$2,905,429
Liabilities and equity
Current liabilities:
Accounts payable	$68,033	$74,277
Accrued expenses and other current liabilities	451,282	430,650
Current portion of long-term debt	64,086	74,163
Total current liabilities	583,401	579,090
Long-term debt	2,346,696	2,363,035
Deferred income taxes	60,556	59,663
Other non-current liabilities	234,664	226,499
Total liabilities	3,225,317	3,228,287
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,736,389 shares and 124,476,382 shares issued and 123,872,088 shares and 123,631,474 shares outstanding as of June 30, 2016 and December 31, 2015, respectively)	312	311
Additional paid in capital	2,714,321	2,715,538
Treasury shares, at cost (864,301 shares and 844,908 shares as of June 30, 2016 and December 31, 2015, respectively)	(13,533)	(13,331)
Accumulated deficit	(2,879,904)	(2,881,658)
Accumulated other comprehensive loss	(170,345)	(177,507)
Total shareholders’ equity (deficit)	(349,149)	(356,647)
Equity attributable to non-controlling interest in subsidiaries	25,078	33,789
Total equity (deficit)	(324,071)	(322,858)
Total liabilities and equity	$2,901,246	$2,905,429

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating activities
Net income	$2,752	$9,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,487	118,875
Amortization of customer loyalty payments	34,261	36,267
Allowance for prepaid incentives	10,684	—
Gain on sale of shares of Orbitz Worldwide	—	(6,271)
Amortization of debt finance costs and debt discount	5,126	5,144
Loss on early extinguishment of debt	2,671	—
Loss (gain) on foreign exchange derivative instruments	2,451	(8,186)
Loss on interest rate derivative instruments	21,862	—
Share of losses in equity method investment	—	175
Equity-based compensation	16,222	18,980
Deferred income taxes	827	3,934
Customer loyalty payments	(43,922)	(42,211)
Pension liability contribution	(1,837)	(1,550)
Changes in assets and liabilities:
Accounts receivable	(37,454)	(47,661)
Other current assets	(19,072)	(5,331)
Accounts payable, accrued expenses and other current liabilities	3,896	(908)
Other	(22)	11,608
Net cash provided by operating activities	$102,932	$92,166
Investing activities
Property and equipment additions	$(44,985)	$(52,494)
Business acquired, net of cash	(15,009)	—
Proceeds from sale of shares of Orbitz Worldwide	—	6,271
Net cash used in investing activities	$(59,994)	$(46,223)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Financing activities
Proceeds from term loans	$143,291	$—
Repayment of term loans	(155,166)	(11,875)
Proceeds from revolver borrowings	10,000	—
Repayment of revolver borrowings	(10,000)	—
Repayment of capital lease obligations and other indebtedness	(23,542)	(16,067)
Debt finance costs and lender fees	(7,791)	—
Release of cash provided as collateral	—	4,336
Dividend to shareholders	(18,565)	(18,555)
Purchase of non-controlling interest in a subsidiary	(7,820)	—
Treasury share purchase related to vesting of equity awards	(1,004)	(14,480)
Net cash used in financing activities	$(70,597)	$(56,641)
Effect of changes in exchange rate on cash and cash equivalents	(245)	(1,252)
Net decrease in cash and cash equivalents	(27,904)	(11,950)
Cash and cash equivalents at beginning of period	154,841	138,986
Cash and cash equivalents at end of period	$126,937	$127,036
Supplemental disclosure of cash flow information
Interest payments, net of capitalized interest	86,854	72,732
Income tax payments, net of refunds	8,573	13,272
Non-cash capital leases additions	7,969	25,151
Non-cash purchase of property and equipment.	—	27,000
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.15 per share)	—	—	(18,996)	—	—	—	—	—	(18,996)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	260,007	1	17,392	—	—	—	—	—	17,393
Treasury shares purchased in relation to vesting of equity awards	—	—	—	70,362	(1,004)	—	—	—	(1,004)
Treasury shares issued in relation to vesting of equity awards	—	—	(802)	(50,969)	802	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	1,754	7,162	998	9,914
Balance as of June 30, 2016	124,736,389	$312	$2,714,321	864,301	$(13,533)	$(2,879,904)	$(170,345)	$25,078	$(324,071)

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
Leases
In February 2016, the FASB issued guidance on lease accounting which supersedes the current guidance on leases. The new guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements.
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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. In August 2015, the FASB issued further guidance to clarify the SEC’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements whereby such costs could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company adopted the provision of this guidance effective January 1, 2016. As a result of this guidance, the Company has reclassified its unamortized debt issuance costs of $21 million and $24 million as of June 30, 2016 and December 31, 2015, respectively, in relation to its term loans and has presented these costs as a deduction from the carrying value of the term loans.
3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	June 30, 2016	December 31, 2015
Prepaid expenses	$33,739	$26,395
Sales and use tax receivables	32,722	27,233
Prepaid incentives	21,636	26,496
Restricted cash	17,457	11,701
Derivative assets	2,096	657
Other	9,243	6,999
	$116,893	$99,481

During the three and six months ended June 30, 2016, the Company recorded $11 million as allowance for prepaid incentives.
Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	June 30, 2016			December 31, 2015
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$890,817	$(681,365)	$209,452	$870,868	$(635,135)	$235,733
Computer equipment	308,878	(187,501)	121,377	303,902	(168,380)	135,522
Building and leasehold improvements	25,597	(9,992)	15,605	24,102	(8,735)	15,367
Construction in progress	83,408	—	83,408	73,226	—	73,226
	$1,308,700	$(878,858)	$429,842	$1,272,098	$(812,250)	$459,848

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $39 million for each of the three months ended June 30, 2016 and 2015. The Company recorded depreciation expense of $80 million and $81 million during the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016, the Company also recorded an impairment of  $4 million on its capitalized software.
As of June 30, 2016 and December 31, 2015, the Company had capital lease assets of  $171 million and $174 million, respectively, with accumulated depreciation of $76 million and $69 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and June 30, 2016 are as follows:
(in $ thousands)	January 1, 2016	Additions	Retirements	Foreign Exchange	June 30, 2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$14,105	$—	$2,321	$1,083,841
Trademarks and tradenames	313,961	—	—	54	314,015
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(110)	1,127,250
Accumulated amortization	(756,489)	(24,855)	—	(348)	(781,692)
Acquired intangible assets, net	370,871	(24,855)	—	(458)	345,558
Customer loyalty payments	300,142	50,346	(29,359)	1,844	322,973
Accumulated amortization	(136,473)	(34,261)	27,479	(596)	(143,851)
Customer loyalty payments, net	163,669	16,085	(1,880)	1,248	179,122
Other intangible assets, net	$534,540	$(8,770)	$(1,880)	$790	$524,680

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and June 30, 2015 are as follows:
(in $ thousands)	January 1, 2015	Additions	Retirements	Foreign Exchange	June 30, 2015
Non-Amortizable Assets:
Goodwill	$997,419	$—	$—	$(1,092)	$996,327
Trademarks and tradenames	313,961	—	—	—	313,961
Other Intangible Assets:
Acquired intangible assets	1,129,320	—	(2,535)	507	1,127,292
Accumulated amortization	(687,495)	(37,765)	2,535	(513)	(723,238)
Acquired intangible assets, net	441,825	(37,765)	—	(6)	404,054
Customer loyalty payments	334,309	42,840	(43,215)	(2,677)	331,257
Accumulated amortization	(157,319)	(36,267)	43,215	—	(150,371)
Customer loyalty payments, net	176,990	6,573	—	(2,677)	180,886
Other intangible assets, net	$618,815	$(31,192)	$—	$(2,683)	$584,940

In April 2016, the Company acquired its distributor in Japan for a cash consideration of  $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities and recorded goodwill of  $14 million.
The Company paid cash of $44 million and $42 million for customer loyalty payments during the six months ended June 30, 2016 and 2015, respectively. Further, as of June 30, 2016 and December 31, 2015, the Company had balances payable of $41 million and $42 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $14 million and $19 million for the three months ended June 30, 2016 and 2015, respectively, and $25 million and $38 million for the six months ended June 30, 2016 and 2015, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $18 million for each of the three months ended June 30, 2016 and 2015 and $34 million and $36 million for the six months ended June 30, 2016 and 2015, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-current Assets
Other non-current assets consisted of:
(in $ thousands)	June 30, 2016	December 31, 2015
Supplier prepayments	$16,278	$14,616
Prepaid incentives	9,666	9,282
Pension assets	5,752	5,186
Deferred financing costs	5,652	6,543
Derivative assets	—	8,655
Other	10,758	9,894
	$48,106	$54,176

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	June 30, 2016	December 31, 2015
Accrued commissions and incentives	$273,927	$241,358
Accrued payroll and related	62,352	77,544
Deferred revenue	42,116	35,836
Income tax payable	18,227	15,516
Customer prepayments	17,457	11,701
Derivative liabilities	13,618	10,341
Accrued interest expense	2,997	18,800
Pension and post-retirement benefit liabilities	1,448	1,528
Other	19,140	18,026
	$451,282	$430,650

Included in accrued commissions and incentives are $41 million and $42 million of accrued customer loyalty payments as of June 30, 2016 and December 31, 2015, respectively.
8. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	June 30, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,292,472	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			118,310	133,883
Total debt			2,410,782	2,437,198
Less: current portion			64,086	74,163
Long-term debt			$2,346,696	$2,363,035

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs of   $24 million have been reclassified and deducted from the term loans balance as of December 31, 2015 (see Note 2—Recently Issued Accounting Pronouncements).

(3)
Interest rate on term loans as of December 31, 2015, was L+4.75%.

On June 23, 2016, the Company entered into an amendment to its senior secured credit agreement which, (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 4.00% or base rate (as defined in the senior

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Long-Term Debt (Continued)

secured credit agreement) plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.00% for the term loans. The Company provided a 0.25% discount of  $6 million to all the lenders participating in this repricing, which was capitalized.
Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, the Company recorded a loss on early extinguishment of debt of  $3 million.
During the six months ended June 30, 2016, the Company (i) repaid $12 million of its quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $3 million of debt finance costs and $2 million of debt discount, and (iii) repaid $24 million under its capital lease obligations and other indebtedness and entered into $8 million of new capital leases for information technology assets.
Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the six months ended June 30, 2016, the Company borrowed and repaid $10 million under this facility. As of June 30, 2016, the Company had no outstanding borrowings under its revolving credit facility and utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of June 30, 2016, there were no outstanding cash collateralized letters of credit.
As of June 30, 2016, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
9. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2016, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of June 30, 2016, the Company had a net liability position of $26 million related to derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The primary interest rate risk exposure as of June 30, 2016 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. The term loans have a 1.00% LIBOR floor. During the six months ended June 30, 2016, LIBOR rates were below 1.00%. The primary foreign currency risk exposure as of June 30, 2016 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
(in $ thousands)	Balance Sheet Location	Fair Value Asset		Balance Sheet Location	Fair Value (Liability)
		June 30, 2016	December 31, 2015		June 30, 2016	December 31, 2015
Interest rate swap contracts	Other current assets	$—	$—	Accrued Expenses and other current liabilities	$(2,401)	$—
Interest rate swap contracts	Other non-current assets	—	8,655	Other non-current liabilities	(10,806)	—
Foreign currency contracts	Other current assets	2,096	657	Accrued Expenses and other current liabilities	(11,217)	(10,341)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(4,066)	(1,082)
Total fair value of derivative assets (liabilities)		$2,096	$9,312		$(28,490)	$(11,423)

As of June 30, 2016, the notional amounts of foreign currency forward contracts and interest rate swap contracts were $331 million and $1,400 million, respectively. These derivative contracts cover transactions for periods that do not exceed three years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the six months ended June 30, 2016 and 2015.
(in $ thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net derivative liability opening balance	$(2,111)	$(15,548)
Total loss for the period included in net income	(34,560)	(5,426)
Payment on settlement of foreign currency derivative contracts	10,277	13,501
Net derivative liability closing balance	$(26,394)	$(7,473)

The table below presents the impact of changes in fair values of derivatives not designated as hedges on net (loss) income during the three and six months ended June 30, 2016 and 2015:
		Amount of Income (Loss) Recorded in Net (Loss) Income
(in $ thousands)	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate swap contracts	Interest expense, net	$(5,406)	$—	$(21,862)	$—
Foreign currency contracts	Selling, general and administrative	(14,549)	11,031	(12,698)	(5,426)
		$(19,955)	$11,031	$(34,560)	$(5,426)

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
The fair values of the Company’s other financial instruments are as follows:
		June 30, 2016		December 31, 2015
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets(1)	Level 3	2,096	2,096	9,312	9,312
Derivative liabilities(1)	Level 3	(28,490)	(28,490)	(11,423)	(11,423)
Total debt	Level 2	(2,410,782)	(2,451,346)	(2,437,198)	(2,431,242)

(1)
As of December 31, 2015, derivative assets and liabilities were categorized at Level 2 of the fair value hierarchy.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 16% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 3 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2016.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
10. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2016, the Company had approximately $39 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $22 million relates to the twelve months ending June 30, 2017. These purchase obligations extend through 2020.
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
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances or sales of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt or equity security issuances or sales. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
11. Equity
Purchase of Non-Controlling Interest in a Subsidiary
In June 2016, the Company acquired an additional 40% of the equity of Locomote Holdings Pty Ltd. (“Locomote”) from the non-controlling shareholders for a total consideration of  $9 million. The excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated condensed balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated condensed statements of cash flow. As of June 30, 2016, the Company’s ownership in Locomote was 95%.
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the six months ended June 30, 2016:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 17, 2016	$0.075	March 3, 2016	March 17, 2016	$9,279
May 3, 2016	$0.075	June 2, 2016	June 16, 2016	$9,286
On August 3, 2016, the Company’s Board of Directors declared a cash dividend of $0.075 per common share (see Note 14—Subsequent Events).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Equity-Based Compensation
The table below presents the activity of the Company’s restricted share units (“RSUs”), performance share units (“PSUs” and, together with RSUs, “Restricted Units”) and stock options for the six months ended June 30, 2016:
	Restricted Units
(in dollars, except number of Restricted Units)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	2,172,529	$15.73
Granted at fair market value	1,746,421	$13.23
Vested(1)	(206,216)	$15.62
Forfeited	(218,025)	$16.33
Balance as of June 30, 2016	3,494,709	$14.45

(1)
During the six months ended June 30, 2016, the Company completed net share settlement of 70,362 common shares in connection with employee taxable income created upon the vesting of Restricted Units. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares.

	Stock Options
(in dollars, except number of stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	1,454,638	$6.49
Granted at fair market value	1,347,066	$4.04
Forfeited	(127,611)	$6.35
Expired	(73,010)	$6.43
Balance as of June 30, 2016	2,601,083	$5.23

In March 2016, the Company granted 0.6 million RSUs, 0.7 million PSUs and 1.2 million stock options under the Travelport Worldwide Limited 2014 Omnibus Incentive Plan (“2014 Equity Plan”). The RSUs and stock options vest annually in quarterly installments on April 15 each year, over a period of four years, if the employee continues to remain in employment during the vesting period. The number of PSUs that will vest on April 15, 2019 is based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period.
On June 8, 2016, the shareholders of the Company approved an amendment and restatement of the 2014 Equity Plan (the “Amended 2014 Equity Plan”), which provides for an additional 8.9 million common shares available for issuances of equity awards thereunder.
As of June 30, 2016, 0.5 million stock options have vested and become exercisable. The weighted-average exercise price of stock options granted during the six months ended June 30, 2016 was $13.23 per option, with the remaining weighted average contractual term as of June 30, 2016 of 9.71 years.
Compensation expense for the six months ended June 30, 2016 and 2015 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of  $17 million and $19 million, respectively.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of June 30, 2016 will be approximately $52 million based on the fair value of the Restricted Units and the stock options on the grant date.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. (Loss) Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted (loss) income per share:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousand, except share data)	2016	2015	2016	2015
Numerator – Basic and Diluted (Loss) Income per Share:
Net (loss) income attributable to the Company	$(14,831)	$15,328	$1,754	$7,187
Denominator – Basic (Loss) Income per Share:
Weighted average common shares outstanding	123,825,030	122,269,482	123,771,642	121,842,792
(Loss) income per share – Basic	$(0.12)	$0.13	$0.01	$0.06
Denominator – Diluted (Loss) Income per Share:
Number of common shares used for basic (loss) income per share	123,825,030	122,269,482	123,771,642	121,842,792
Weighted average effect of dilutive securities
RSUs	70,030	365,951	64,467	770,326
Stock Options	95,117	82,464	76,572	59,645
Weighted average common shares outstanding	123,990,177	122,717,897	123,912,681	122,672,763
(Loss) income per share – Diluted	$(0.12)	$0.12	$0.01	$0.06

Basic (loss) income per share is based on the weighted average number of common shares outstanding during each period. Diluted (loss) income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.
For the three and six months ended June 30, 2016, the Company had 2.3 million and 1.8 million, respectively, of weighted-average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted (loss) income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
14. Subsequent Events
On August 3, 2016, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the second quarter of 2016, which is payable on September 15, 2016 to shareholders of record on September 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2016 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the $7 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform (our Travel Commerce Platform). In 2015, we processed approximately $82 billion of travel spending. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the six months ended June 30, 2016, Air, Beyond Air and Technology Services represented 72%, 23% and 5%, respectively, of our net revenue.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three and six months ended June 30, 2016, eNett generated net revenue of $38 million and $71 million, respectively, representing an approximately 85% and 81% increase compared to the three and six months ended June 30, 2015, respectively.

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
The table below sets out our performance metrics:
(in $ thousands, except per share data, Reported Segments and RevPas)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015		%	2016	2015		%
Net revenue	$605,905	$554,202	$51,703	9	$1,215,168	$1,126,330	$88,838	8
Operating income	37,760	63,146	(25,386)	(40)	117,628	96,895	20,733	21
Net (loss) income	(14,429)	16,409	(30,838)	(188)	2,752	9,301	(6,549)	(70)
(Loss) income per share – diluted (in $)	(0.12)	0.12	(0.24)	(200)	0.01	0.06	(0.05)	(83)
Adjusted EBITDA(1)	139,013	136,986	2,027	1	293,153	274,444	18,709	7
Adjusted Operating Income(2)	82,796	80,343	2,453	3	179,260	157,067	22,193	14
Adjusted Net Income(3)	34,287	35,487	(1,200)	(3)	85,242	65,064	20,178	31
Adjusted Income per Share – diluted(4) (in $)	0.28	0.29	(0.01)	(3)	0.69	0.53	0.16	30
Net cash provided by operating activities	76,728	81,147	(4,419)	(5)	102,932	92,166	10,766	12
Adjusted Free Cash Flow(5)	52,343	53,701	(1,358)	(3)	47,273	32,683	14,590	45
Reported Segments (in thousands)	86,807	87,150	(343)	—	176,780	181,670	(4,890)	(3)
Travel Commerce Platform RevPas (in $)	$6.61	$6.00	$0.61	10	$6.52	$5.86	$0.66	11

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

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide Inc., non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs and other non-cash items, such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments, along with any income tax related to these exclusions.

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

The following table provides a reconciliation of net (loss) income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands)	2016	2015	2016	2015
Net (loss) income	$(14,429)	$16,409	$2,752	$9,301
Adjustments:
Amortization of intangible assets(1)	13,716	19,142	24,855	37,765
Loss on early extinguishment of debt	2,671	—	2,671	—
Share of losses in equity method investment	—	194	—	175
Gain on sale of shares of Orbitz Worldwide	—	—	—	(6,271)
Equity-based compensation and related taxes	6,823	8,621	15,924	21,023
Corporate and restructuring costs(2)	6,870	6,454	14,279	8,068
Other – non cash(3)	23,033	(17,020)	28,436	(6,684)
Tax impact of adjustments(4)	(4,397)	1,687	(3,675)	1,687
Adjusted Net Income	34,287	35,487	85,242	65,064
Adjustments:
Interest expense, net(5)	39,707	38,751	78,146	78,140
Remaining provision for income taxes	8,802	6,105	15,872	13,863
Adjusted Operating Income	82,796	80,343	179,260	157,067
Adjustments:
Depreciation and amortization of property and equipment	38,530	38,705	79,632	81,110
Amortization of customer loyalty payments	17,687	17,938	34,261	36,267
Adjusted EBITDA	$139,013	$136,986	$293,153	$274,444

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group (“Blackstone”) in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized losses (gains) on foreign currency derivative contracts of  $14 million and $(16) million for the three months ended June 30, 2016 and 2015, respectively, and $3 million and $(6) million for the six months ended June 30, 2016 and 2015, respectively, (ii) unrealized loss on interest rate derivative contracts of  $6 million and $22 million for the three and six months ended June 30, 2016, respectively, (iii) impairment of  $4 million for each of the three and six months ended June 30, 2016 primarily related to property and equipment and (iv) other gains of  $1 million for each of the three and six months ended June 30, 2016 and 2015.

(4)
Tax impact of adjustments primarily relates to equity-based compensation, corporate and restructuring costs, and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(5)
Interest expense, net excludes the impact of unrealized loss of  $6 million and $22 million on interest rate derivative contracts for the three and six months ended June 30, 2016, respectively, which is included within “Other—non cash”.

The following table provides a reconciliation of  (loss) income per share – diluted to Adjusted Income per Share – diluted:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) income per share – diluted	$(0.12)	$0.12	$0.01	$0.06
Per share adjustments to net (loss) income to determine Adjusted Income per Share – diluted	0.40	0.17	0.68	0.47
Adjusted Income per Share – diluted	$0.28	$0.29	$0.69	$0.53

We have included Adjusted Income (Loss) per Share – diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses, such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share – diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income (loss) and net income (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated condensed statements of operations.
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the six months ended June 30, 2016 and 2015:
	Six Months Ended June 30,
(in percentages)	2016	2015
Asia Pacific	22	22
Europe	33	30
Latin America and Canada	5	4
Middle East and Africa	13	14
International	73	70
United States	27	30
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 550,000 are independent hotel properties), approximately 36,000 car rental locations and approximately 60 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across over 68,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the six months ended June 30, 2016.
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

Results of Operations
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$605,905	$554,202	$51,703	9
Costs and expenses
Cost of revenue	376,605	335,050	41,555	12
Selling, general and administrative	139,294	98,159	41,135	42
Depreciation and amortization	52,246	57,847	(5,601)	(10)
Total costs and expenses	568,145	491,056	77,089	16
Operating income	37,760	63,146	(25,386)	(40)
Interest expense, net	(45,113)	(38,751)	(6,362)	(16)
Loss on early extinguishment of debt	(2,671)	—	(2,671)	*
(Loss) income before income taxes and share of losses in equity method investment	(10,024)	24,395	(34,419)	(141)
Provision for income taxes	(4,405)	(7,792)	3,387	43
Share of losses in equity method investment	—	(194)	194	100
Net (loss) income	$(14,429)	$16,409	$(30,838)	(188)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Air	$425,861	$400,974	$24,887	6
Beyond Air	148,197	121,700	26,497	22
Travel Commerce Platform	574,058	522,674	51,384	10
Technology Services	31,847	31,528	319	1
Net revenue	$605,905	$554,202	$51,703	9

During the three months ended June 30, 2016, Net revenue increased by $52 million, or 9%, compared to the three months ended June 30, 2015. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $51 million, or 10%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended June 30,		Change
	2016	2015		%
Travel Commerce Platform RevPas (in $)	$6.61	$6.00	$0.61	10
Reported Segments (in thousands)	86,807	87,150	(343)	—
The increase in Travel Commerce Platform revenue of $51 million, or 10%, was due to a $25 million, or 6%, increase in Air revenue and $26 million, or 22%, increase in Beyond Air revenue. Overall, there was a 10% increase in Travel Commerce Platform RevPas, with Reported Segments remaining stable.

Our Travel Commerce Platform continues to benefit from growth in Air and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform decreased to $20.8 billion for the three months ended June 30, 2016 from $ 21.6 billion for the three months ended June 30, 2015 as a result of a decrease in segments in the U.S. and a reduction in ticket prices in line with global trends. Our percentage of Air segment revenue from away bookings increased to 66% from 65%. Our hospitality segments per 100 airline tickets issued, our car rental days sold, and our hotel room nights sold remained stable at 48, 24 million and 17 million, respectively.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$130,526	$115,397	$15,129	13
Europe	182,710	149,913	32,797	22
Latin America and Canada	28,245	24,299	3,946	16
Middle East and Africa	77,346	74,625	2,721	4
International	418,827	364,234	54,593	15
United States	155,231	158,440	(3,209)	(2)
Travel Commerce Platform	$574,058	$522,674	$51,384	10

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	17,009	16,042	967	6	$7.67	$7.19	$0.48	7
Europe	20,561	20,080	481	2	$8.89	$7.47	$1.42	19
Latin America and Canada	4,524	4,210	314	7	$6.24	$5.77	$0.47	8
Middle East and Africa	9,912	9,921	(9)	—	$7.80	$7.51	$0.29	4
International	52,006	50,253	1,753	3	$8.05	$7.25	$0.80	11
United States	34,801	36,897	(2,096)	(6)	$4.46	$4.30	$0.16	4
Travel Commerce Platform	86,807	87,150	(343)	—	$6.61	$6.00	$0.61	10

International
Our International Travel Commerce Platform revenue increased $55 million, or 15%, due to an 11% increase in RevPas and a 3% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing, mix and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions and expansion into mobile commerce. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for the three months ended June 30, 2016 compared to 70% for the three months ended June 30, 2015.
Asia Pacific
Revenue in Asia Pacific increased $15 million, or 13%, due to a 7% increase in RevPas and a 6% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air revenue, including payment solutions and expansion into mobile commerce. Reported Segments increased due to strong growth in India, South Korea and Australia.
Europe
Revenue in Europe increased $33 million, or 22%, primarily due to a 19% increase in RevPas and a 2% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions and mobile commerce in Beyond Air.

Latin America and Canada
Revenue in Latin America and Canada increased $4 million, or 16%, due to an 8% increase in RevPas and a 7% increase in Reported Segments. The increase in RevPas was due to revenue growth in Air and mobile commerce in Beyond Air. Reported Segments growth was due to strong growth in Argentina and Colombia.
Middle East and Africa
Revenue in Middle East and Africa increased $3 million, or 4%, due to a 4% increase in RevPas, while Reported Segments remained stable. The increase in RevPas was primarily due to revenue growth in Air.
United States
Revenue in the United States decreased $3 million, or 2%, primarily due to a 6% decrease in Reported Segments, offset by a 4% increase in RevPas. The decrease in Reported Segments was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014. The increase in RevPas was primarily due to Beyond Air revenue.
Technology Services
Technology Services revenue remained stable at $32 million.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$292,714	$258,830	$33,884	13
Technology costs	83,891	76,220	7,671	10
Cost of revenue	$376,605	$335,050	$41,555	12

Cost of revenue increased by $42 million, or 12%, as a result of a $34 million, or 13%, increase in commission costs and $8 million, or 10%, increase in technology costs. Commissions increased due to a 9% increase in travel distribution costs per segment, primarily driven by mix and an $11 million allowance for prepaid incentive related to a long-term contract with a travel agent, and incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of  $18 million for each of the three months ended June 30, 2016 and 2015. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased due to continued expansion of our operations through acquisitions and further investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$88,536	$71,655	$16,881	24
Non-workforce	19,438	28,449	(9,011)	(32)
Sub-total	107,974	100,104	7,870	8
Non-core corporate costs	31,320	(1,945)	33,265	*
SG&A	$139,294	$98,159	$41,135	42

*
Percentage calculated not meaningful

SG&A expenses increased by $41 million, or 42%, during the three months ended June 30, 2016 compared to June 30, 2015. SG&A expenses include $31 million and $(2) million of charges (credits) for the three months ended June 30, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased by $8 million, or 8%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $17 million, or 24%, primarily as a result of increased wages and benefits due to headcount increases related to the expansion of our Travel Commerce Platform through acquisitions and go-to-market capabilities, pension costs and merit increases. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $9 million, or 32%, primarily due to lower realized foreign exchange losses.
Non-core corporate costs (credits) of  $31 million and $(2) million for the three months ended June 30, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $33 million is primarily due to a $30 million fluctuation in unrealized foreign exchange gains and losses on foreign currency derivative contracts and a $4 million of impairment on property and equipment.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$38,530	$38,705	$(175)	—
Amortization of acquired intangible assets	13,716	19,142	(5,426)	(28)
Total depreciation and amortization	$52,246	$57,847	$(5,601)	(10)

Total depreciation and amortization decreased by $6 million, or 10%, primarily due to a decrease in the amortization of acquired intangible assets as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, increased by $6 million, or 16%, due to the adverse impact of fair value changes of our interest rate swaps.
Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rates on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full, resulting in a $3 million loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision for the three months ended June 30, 2016 differs significantly from the U.S. Federal statutory rate primarily as a result of a number of offsetting items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions and (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$1,215,168	$1,126,330	$88,838	8
Costs and expenses
Cost of revenue	739,282	684,281	55,001	8
Selling, general and administrative	253,771	226,279	27,492	12
Depreciation and amortization	104,487	118,875	(14,388)	(12)
Total costs and expenses	1,097,540	1,029,435	68,105	7
Operating income	117,628	96,895	20,733	21
Interest expense, net	(100,008)	(78,140)	(21,868)	(28)
Loss on early extinguishment of debt	(2,671)	—	(2,671)	*
Gain on sale of shares of Orbitz Worldwide	—	6,271	(6,271)	(100)
Income before income taxes and share of losses in equity method investment	14,949	25,026	(10,077)	(40)
Provision for income taxes	(12,197)	(15,550)	3,353	22
Share of losses in equity method investment	—	(175)	175	100
Net income	$2,752	$9,301	$(6,549)	(70)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Air	$869,745	$832,495	$37,250	4
Beyond Air	283,199	231,820	51,379	22
Travel Commerce Platform	1,152,944	1,064,315	88,629	8
Technology Services	62,224	62,015	209	—
Net revenue	$1,215,168	$1,126,330	$88,838	8

During the six months ended June 30, 2016, Net revenue increased by $89 million, or 8%, compared to the six months ended June 30, 2015 which was primarily driven by an increase in Travel Commerce Platform revenue.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Six Months Ended June 30,		Change
	2016	2015	$	%
Travel Commerce Platform RevPas (in $)	$6.52	$5.86	$0.66	11
Reported Segments (in thousands)	176,780	181,670	(4,890)	(3)
The increase in Travel Commerce Platform revenue of $89 million, or 8%, was due to a $37 million, or 4%, increase in Air revenue and a $51 million, or 22%, increase in Beyond Air revenue. Overall, there was an 11% increase in Travel Commerce Platform RevPas, partially offset by a 3% decrease in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform decreased to $40.9 billion for the six months ended June 30, 2016 from $43.5 billion for the six months ended June 30, 2015 as a result of a decrease in segments in the U.S. and a reduction in ticket prices in line with global trends. Our percentage of Air segment revenue from away bookings increased to 67% from 65%. We increased our hospitality segments per 100 airline tickets issued to 46 from 45, our car rental days sold to 46 million from 45 million, and our hotel room nights sold remained stable at 33 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$259,021	$233,170	$25,851	11
Europe	377,557	315,640	61,917	20
Latin America and Canada	56,281	48,060	8,221	17
Middle East and Africa	150,796	147,948	2,848	2
International	843,655	744,818	98,837	13
United States	309,289	319,497	(10,208)	(3)
Travel Commerce Platform	$1,152,944	$1,064,315	$88,629	8

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	33,998	32,761	1,237	4	$7.62	$7.12	$0.50	7
Europe	43,694	43,069	625	1	$8.64	$7.33	$1.31	18
Latin America and Canada	9,074	8,481	593	7	$6.20	$5.67	$0.53	9
Middle East and Africa	19,633	19,850	(217)	(1)	$7.68	$7.45	$0.23	3
International	106,399	104,161	2,238	2	$7.93	$7.15	$0.78	11
United States	70,381	77,509	(7,128)	(9)	$4.39	$4.12	$0.27	7
Travel Commerce Platform	176,780	181,670	(4,890)	(3)	$6.52	$5.86	$0.66	11

International
Our International Travel Commerce Platform revenue increased $99 million, or 13%, due to an 11% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing, mix and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions and expansion into mobile commerce. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for the six months ended June 30, 2016 compared to 70% for the six months ended June 30, 2015.
Asia Pacific
Revenue in Asia Pacific increased $26 million, or 11%, due to a 7% increase in RevPas and a 4% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air revenue, including payment solutions and expansion into mobile commerce. Reported Segments increased due to strong growth in India, South Korea and Hong Kong.
Europe
Revenue in Europe increased $62 million, or 20%, primarily due to an 18% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions and mobile commerce in Beyond Air.

Latin America and Canada
Revenue in Latin America and Canada increased $8 million, or 17%, due to a 9% increase in RevPas and a 7% increase in Reported Segments. The increase in RevPas was mainly due to revenue growth in Beyond Air powered by expansion into mobile commerce. Reported Segments experienced strong growth in Argentina and Colombia.
Middle East and Africa
Revenue in Middle East and Africa increased $3 million, or 2%, due to a 3% increase in RevPas offset by a 1% decrease in Reported Segments. The increase in RevPas was driven by revenue growth in both Air and Beyond Air.
United States
Revenue in the United States decreased $10 million, or 3%, primarily due to a 9% decrease in Reported Segments, partially offset by a 7% increase in RevPas. The decrease in Reported Segments was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, partially offset by growth in other parts of our platform. The increase in RevPas was primarily due to Beyond Air revenue.
Technology Services
Technology Services revenue remained stable at $62 million.
Cost of Revenue
Cost of revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$574,756	$528,899	$45,857	9
Technology costs	164,526	155,382	9,144	6
Cost of revenue	$739,282	$684,281	$55,001	8

Cost of revenue increased by $55 million, or 8%, primarily as a result of a $46 million, or 9%, increase in commission costs. Commissions increased due to a 7% increase in travel distribution costs per segment, primarily driven by mix and an $11 million allowance for prepaid incentive allowance related to a long-term contract with a travel agent, and incremental commission costs from our payment processing business, partially offset by a 3% reduction in Reported Segments. Commissions included amortization of customer loyalty payments of $34 million and $36 million for the six months ended June 30, 2016 and 2015, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $9 million, or 6%, due to continued expansion of our operations through acquisitions and further investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$173,095	$151,894	$21,201	14
Non-workforce	43,899	51,978	(8,079)	(16)
Sub-total	216,994	203,872	13,122	6
Non-core corporate costs	36,777	22,407	14,370	64
SG&A	$253,771	$226,279	$27,492	12

SG&A expenses increased by $27 million, or 12%, during the six months ended June 30, 2016 compared to June 30, 2015. SG&A expenses include $37 million and $22 million of charges for the six months ended June 30, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased by $13 million, or 6%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $21 million, or 14%, primarily as a result of increased wages and benefits on account of headcount increases related to the expansion of the Travel Commerce Platform through acquisitions and go-to-market capabilities, pension costs and merit increases. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $8 million, or 16%, primarily due to lower realized foreign exchange losses.
Non-core corporate costs of  $37 million and $22 million for the six months ended June 30, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $14 million is primarily due to a $9 million fluctuation in unrealized foreign exchange gains and losses on foreign currency derivative contracts and a $4 million of impairment on property and equipment.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$79,632	$81,110	$(1,478)	(2)
Amortization of acquired intangible assets	24,855	37,765	(12,910)	(34)
Total depreciation and amortization	$104,487	$118,875	$(14,388)	(12)

Total depreciation and amortization decreased by $14 million, or 12%, primarily due to a decrease in the amortization of acquired intangible assets as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, increased by $22 million, or 28%, due to the adverse impact of fair value changes of our interest rate swaps.
Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rates on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full, resulting in a $3 million loss on early extinguishment of debt.
Gain on Sale of Shares in Orbitz Worldwide
In February 2015, we sold all of our remaining shares of common stock of Orbitz Worldwide, which were classified as available-for-sale securities, and realized a gain of  $6 million for 2015.
Provision for Income Taxes
Our tax provision for the six months ended June 30, 2016 differs significantly from the U.S. Federal statutory rate primarily as a result of a number of offsetting items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions and (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions.

Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of June 30, 2016, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	June 30, 2016
Cash and cash equivalents	$126,937
Revolving credit facility availability	101,194
With the cash and cash equivalents on our consolidated condensed balance sheet, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.
Working Capital
Our cash flows from operations are significantly impacted by revenue derived from, and commissions paid to, travel providers and travel agencies and consist of accounts receivables and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions. The movement within these account balances are included within working capital.
The table below sets out our working capital as of June 30, 2016 and December 31, 2015, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	June 30, 2016	December 31, 2015	Change
Accounts Receivable, net	$241,526	$205,686	$35,840
Accrued commissions and incentives	(273,927)	(241,358)	(32,569)
Deferred revenue and prepaid incentives, net	(20,480)	(9,340)	(11,140)
Cash and cash equivalents	126,937	154,841	(27,904)
Accounts payable and employee related	(131,833)	(153,349)	21,516
Accrued interest	(2,997)	(18,800)	15,803
Current portion of long-term debt	(64,086)	(74,163)	10,077
Taxes	19,613	16,850	2,763
Other assets (liabilities), net	12,320	5,684	6,636
Working Capital	$(92,927)	$(113,949)	$21,022
Consolidated Condensed Balance Sheets:
Total current assets	$490,474	$465,141	$25,333
Total current liabilities	(583,401)	(579,090)	(4,311)
Working Capital	$(92,927)	$(113,949)	$21,022

As of June 30, 2016, we had a working capital net liability of   $93 million, compared to $114 million as of December 31, 2015, an improvement of   $21 million, which is primarily due to a $22 million decrease in accounts payable and employee related, a $10 million decrease in current portion of long term debt and a $16 million decrease in accrued interest, offset by a $28 million decrease in cash and cash equivalents as discussed in “—Cash Flows” below.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.

The table below sets out information on our accounts receivable:
	June 30, 2016	December 31, 2015	Change
Accounts receivable, net (in $ thousands)	$241,526	$205,686	$35,840
Accounts receivable, net – Days Sales Outstanding (“DSO”)	36	38	(2)
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into its demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the six months ended June 30, 2016, Air revenue accounted for approximately 72% of our revenue; however, only 49% of our outstanding receivables related to customers using ACH as of June 30, 2016. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. As of June 30, 2016, our average net collection period was 36 DSO for total accounts receivable, as compared to 38 DSO as of December 31, 2015. Growth in Air revenue in the month of June 2016 compared to December 2015, contributed to the increase in our accounts receivable, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $36 million from December 31, 2015 to June 30, 2016, and our accrued commissions and incentives increased by $33 million from December 31, 2015 to June 30, 2016, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:
	Six Months Ended June 30,		Change
(in $ thousands)	2016	2015	$
Cash provided by (used in):
Operating activities	$102,932	$92,166	$10,766
Investing activities	(59,994)	(46,223)	(13,771)
Financing activities	(70,597)	(56,641)	(13,956)
Effect of exchange rate changes	(245)	(1,252)	1,007
Net decrease in cash and cash equivalents	$(27,904)	$(11,950)	$(15,954)

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
Adjusted Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. Adjusted Free Cash Flow has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent residual cash flow for discretionary expenditures. This measure should not be considered as measure of liquidity or cash flows from operations as determined under U.S. GAAP. This measure is not a measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as alternative to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Six Months Ended, June 30,
(in $ thousands)	2016	2015
Adjusted EBITDA	$293,153	$274,444
Interest payments	(86,854)	(72,732)
Tax payments	(8,573)	(13,272)
Customer loyalty payments	(43,922)	(42,211)
Changes in working capital	(30,525)	(53,392)
Pensions liability contribution	(1,837)	(1,550)
Changes in other assets and liabilities	(5,642)	9,957
Other adjusting items(1)	(12,868)	(9,078)
Net cash provided by operating activities	102,932	92,166
Add: other adjusting items(1)	12,868	9,078
Less: capital expenditures on property and equipment additions	(44,985)	(52,494)
Less: repayment of capital lease obligations and other indebtedness	(23,542)	(16,067)
Adjusted Free Cash Flow	$47,273	$32,683

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA, and during the six months ended June 30, 2016 and 2015, relate to payments for (i) corporate and restructuring costs and (ii) litigation and related costs accrued in 2012.

As of June 30, 2016, we had $127 million of cash and cash equivalents, a decrease of  $28 million compared to December 31, 2015. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Operating activities: For the six months ended June 30, 2016, cash provided by operating activities was $103 million compared to cash provided by operating activities of  $92 million for the six months ended June 30, 2015. The increase of  $11 million is primarily a result of the increase in operating income, positive impact from fluctuations in working capital, partially offset by higher interest payments due to a change in the timing of payments in conjunction with our debt repricing in June 2016.
Investing activities: During the six months ended June 30, 2016, cash used in investing activities of  $60 million was primarily due to $45 million cash used in the purchase of property and equipment and $15 million net cash consideration paid for a business acquisition. During the six months ended June 30, 2015, cash used in investing activities of  $46 million was primarily due to $52 million cash used in the purchase of property and equipment, offset by $6 million of cash received on the sale of available-for-sale- securities.
Our investing activities for the six months ended June 30, 2016 and 2015 include:
	Six Months Ended June 30,
(in $ thousands)	2016	2015
Cash additions to software developed for internal use	$36,452	$37,452
Cash additions to computer equipment	8,533	15,042
Total	$44,985	$52,494

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, and was $69 million and $68 million for the six months ended June 30, 2016 and 2015, respectively.
Financing activities: Cash used in financing activities for the six months ended June 30, 2016 was $71 million. This was primarily comprised of  (i) $12 million of term loans net repayment, (ii) $24 million of capital lease and other indebtedness repayments, (iii) $19 million in dividend payments, (iv) an $8 million purchase of non-controlling interest in Locomote and, (v) an $8 million payment to lenders on repricing and debt finance costs. The cash used in financing activities for the six months ended June 30, 2015 was $57 million. This was primarily comprised of  (i) $12 million of term loans repayment, (ii) $16 million of capital lease repayments, (iii) $19 million in dividend payments and (iv) $14 million of payment for the purchase of treasury shares on vesting of equity awards.
Financing Arrangements
As of June 30, 2016, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of June 30, 2016 and December 31, 2015:
(in $ thousands)	Interest rate	Maturity	June 30, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,292,472	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			118,310	133,883
Total debt			2,410,782	2,437,198
Less: cash and cash equivalents			(126,937)	(154,841)
Net Debt(3)			$2,283,845	$2,282,357

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of the U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs of  $24 million have been reclassified and deducted from the term loans balance as of December 31, 2015.

(3)
Interest rate on term loans as of December 31, 2015, was L+4.75%.

(4)
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

On June 23, 2016, we entered into an amendment to our senior secured credit agreement which, (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 4.00% or base rate (as defined in the senior secured credit agreement) plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 4.00% for the term loans. We provided a 0.25% discount of  $6 million to all the lenders participating in this repricing, which was capitalized.
Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, we recorded a loss on early extinguishment of debt of  $3 million.
During the six months ended June 30, 2016, we (i) repaid $12 million of our quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $3 million of debt finance costs and $2 million of debt discount, and (iii) repaid $24 million under our capital lease obligations and other indebtedness and entered into $8 million of new capital leases for information technology assets.
Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the six months ended June 30, 2016, we borrowed and repaid $10 million under this facility. As of June 30, 2016, we had no outstanding borrowings under our revolving credit facility and had utilized $24 million for the issuance of letters of credit, with a balance of  $101 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2016, there were no outstanding cash collateralized letters of credit.
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
Borrowings under our senior secured credit agreement are subject to amortization and prepayment requirements, and our senior secured credit agreement contains various covenants, including leverage ratio, events of default and other provisions.
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

As of June 30, 2016, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.27 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
The primary interest rate exposure as of June 30, 2016 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated floating rate debt. Interest on our $2,292 million term loan is currently charged at LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%. During the six months ended June 30, 2016, LIBOR rates were below 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in 2015, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during the future period at 1.4010%.
During the six months ended June 30, 2016, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $22 million for the six months ended June 30, 2016.
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
During 2016, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of June 30, 2016, we had $331 million notional amount of foreign currency forward contracts.
During the six months ended June 30, 2016 and 2015, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $13 million and $5 million for the six months ended June 30, 2016 and 2015, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of June 30, 2016, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of  $26 million and cover transactions for periods that do not exceed three years.
Contractual Obligations
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rates on our term loans by 75 basis points. This repricing is expected to lower our annualized interest expense by approximately $18 million based on the principal balance outstanding as of June 30, 2016.

Other than as set forth above, as of June 30, 2016, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the six months ended June 30, 2016.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of June 30, 2016. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of June 30, 2016, based on the outstanding debt balance would increase our annualized interest charge by $15 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans, a 100 basis point decrease in interest rates as of June 30, 2016 would not change our annualized interest charge.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at 1.4010%. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of June 30, 2016, a 100 basis point increase/decrease in interest rates would result in a debit/(credit) to interest expense of  $28 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of June 30, 2016. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $31 million on our consolidated condensed statements of operations, while a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of $33 million on our consolidated condensed statements of operations.
There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016, except as discussed in Item 1A, “Risk Factors”.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Consumer Antitrust Class Action
On July 14, 2015 and July 17, 2015, approximately 24 plaintiffs filed purported class action lawsuits against us, Amadeus, and Sabre in the United States District Court for the Southern District of New York (Gordon et al. and Kolman et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport.) A consolidated, amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleges violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among us and the other defendants to maintain higher fees and restrict competition for airfare bookings that prevents airline discounting. On January 15, 2016, the defendants moved to dismiss the Amended Complaint. On July 6, 2016, the court granted in part and denied in part defendants’ motion thereby dismissing the plaintiffs’ state law claims for damages in full, but declined to dismiss plaintiffs’ Sherman Act claim, which seeks injunctive relief. At this time, the outcome of this lawsuit cannot be determined, but we believe the plaintiffs’ claims are without merit, and we will continue to defend the claims vigorously.
Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.
ITEM 1A. RISK FACTORS.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union (“E.U.”) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainties and instability in financial and trade markets. As an E.U. member state, the U.K. and U.K.-based businesses have access to strong financial and trade relationships, including the E.U. Single Market. Given the lack of precedent, it is unclear how a potential withdrawal of the U.K. from the E.U. would affect the U.K.’s access to the E.U. Single Market and other important financial and trade relationships and how it would affect us. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Under current E.U. rules, following a withdrawal, the U.K. would not be able to negotiate bilateral trade agreements with member countries of the E.U. In addition, a withdrawal of the U.K. from the E.U. could significantly affect the fiscal, monetary and regulatory landscape, including with respect to data protection and privacy, within the U.K. and could have a material impact on its economy and the future growth of its various industries. Although it is not possible to predict fully the effects of a withdrawal of the U.K. from the E.U., if it were to occur it could have a material adverse effect on our business.
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
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2016 were approximately $171,000 and $126,000, respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: August 4, 2016	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: August 4, 2016	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
10.1	Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan.
10.2	Amendment No. 2 to Credit Agreement, dated as of June 23, 2016, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term B Lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Travelport Worldwide Limited filed on June 27, 2016 (dated June 23, 2016).
10.3	Consulting Agreement between Travelport Worldwide Limited and Philip Emery, dated May 5, 2016.
10.4	Form of Director Award Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document