Form 10-Q
period 2016-09-30
Travelport Worldwide LTD
filed 2016-11-03
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 3, 2016, there were 124,032,361 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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

•
the impact on business conditions both in the United Kingdom (“U.K.”) and worldwide as a result of the U.K.’s decision to leave the European Union (“E.U.”);

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18,

2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net revenue	$590,756	$559,837	$1,805,924	$1,686,167
Costs and expenses
Cost of revenue	351,534	335,724	1,090,816	1,020,005
Selling, general and administrative	123,406	113,752	377,177	340,031
Depreciation and amortization	53,581	56,270	158,068	175,145
Total costs and expenses	528,521	505,746	1,626,061	1,535,181
Operating income	62,235	54,091	179,863	150,986
Interest expense, net	(29,813)	(40,346)	(129,821)	(118,486)
Loss on early extinguishment of debt	(955)	—	(3,626)	—
Gain on sale of shares of Orbitz Worldwide	—	—	—	6,271
Income before income taxes and share of losses in equity method investment	31,467	13,745	46,416	38,771
Provision for income taxes	(10,063)	(8,453)	(22,260)	(24,003)
Share of losses in equity method investment	—	(342)	—	(517)
Net income	21,404	4,950	24,156	14,251
Net income attributable to non-controlling interest in subsidiaries	(566)	(1,270)	(1,564)	(3,384)
Net income attributable to the Company	$20,838	$3,680	$22,592	$10,867
Income per share – Basic:
Income per share	$0.17	$0.03	$0.18	$0.09
Weighted average common shares outstanding – Basic	123,920,699	122,495,392	123,821,339	122,062,715
Income per share – Diluted:
Income per share	$0.17	$0.03	$0.18	$0.09
Weighted average common shares outstanding – Diluted	124,291,687	122,724,141	124,209,052	122,563,359
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in $ thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income	$21,404	$4,950	$24,156	$14,251
Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	2,475	(2,676)	5,135	(8,595)
Changes in gain on available-for-sale securities, net of tax	—	—	—	(6,376)
Unrealized actuarial gain (loss) on defined benefit plans, net of tax	2,472	(47)	6,974	(126)
Other comprehensive income (loss), net of tax	4,947	(2,723)	12,109	(15,097)
Comprehensive income (loss)	26,351	2,227	36,265	(846)
Comprehensive income attributable to non-controlling interest in subsidiaries	(566)	(1,270)	(1,564)	(3,384)
Comprehensive income (loss) attributable to the Company	$25,785	$957	$34,701	$(4,230)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$138,400	$154,841
Accounts receivable (net of allowances for doubtful accounts of $13,172 and $14,575)	245,257	205,686
Deferred income taxes	5,135	5,133
Other current assets	115,412	99,481
Total current assets	504,204	465,141
Property and equipment, net	421,065	459,848
Goodwill	1,085,155	1,067,415
Trademarks and tradenames	313,961	313,961
Other intangible assets, net	524,575	534,540
Deferred income taxes	10,525	10,348
Other non-current assets	44,544	54,176
Total assets	$2,904,029	$2,905,429
Liabilities and equity
Current liabilities:
Accounts payable	$66,049	$74,277
Accrued expenses and other current liabilities	494,338	430,650
Current portion of long-term debt	65,049	74,163
Total current liabilities	625,436	579,090
Long-term debt	2,293,340	2,363,035
Deferred income taxes	60,900	59,663
Other non-current liabilities	225,641	226,499
Total liabilities	3,205,317	3,228,287
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,784,549 shares and 124,476,382 shares issued; 123,920,248 shares and 123,631,474 shares outstanding as of September 30, 2016 and December 31, 2015, respectively)	312	311
Additional paid in capital	2,710,753	2,715,538
Treasury shares, at cost (864,301 shares and 844,908 shares as of September 30, 2016 and December 31, 2015, respectively)	(13,533)	(13,331)
Accumulated deficit	(2,859,066)	(2,881,658)
Accumulated other comprehensive loss	(165,398)	(177,507)
Total shareholders’ equity (deficit)	(326,932)	(356,647)
Equity attributable to non-controlling interest in subsidiaries	25,644	33,789
Total equity (deficit)	(301,288)	(322,858)
Total liabilities and equity	$2,904,029	$2,905,429

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating activities
Net income	$24,156	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,068	175,145
Amortization of customer loyalty payments	55,193	50,797
Allowance for prepaid incentives	10,684	—
Gain on sale of shares of Orbitz Worldwide	—	(6,271)
Amortization of debt finance costs and debt discount	7,922	7,752
Loss on early extinguishment of debt	3,626	—
Loss (gain) on foreign exchange derivative instruments	3,159	(6,565)
Loss on interest rate derivative instruments	17,471	—
Share of losses in equity method investment	—	517
Equity-based compensation	21,760	24,681
Deferred income taxes	869	4,271
Customer loyalty payments	(56,533)	(55,679)
Pension liability contribution	(2,440)	(2,276)
Changes in assets and liabilities:
Accounts receivable	(38,802)	(49,091)
Other current assets	(15,501)	(39,233)
Accounts payable, accrued expenses and other current liabilities	19,315	31,963
Other	4,911	3,473
Net cash provided by operating activities	$213,858	$153,735
Investing activities
Property and equipment additions	$(70,130)	$(76,385)
Business acquired, net of cash	(15,009)	(60,533)
Proceeds from sale of shares of Orbitz Worldwide	—	6,271
Net cash used in investing activities	$(85,139)	$(130,647)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Financing activities
Proceeds from term loans	$143,291	$—
Repayment of term loans	(211,103)	(17,813)
Proceeds from revolver borrowings	10,000	30,000
Repayment of revolver borrowings	(10,000)	(30,000)
Repayment of capital lease obligations and other indebtedness	(34,206)	(25,589)
Debt finance costs and lender fees	(7,791)	—
Release of cash provided as collateral	—	25,886
Dividend to shareholders	(27,859)	(27,742)
Purchase of non-controlling interest in a subsidiary	(7,820)	—
Tax withholding for equity awards	—	(1,361)
Proceeds from share issuance under employee share purchase plan	1,580	—
Treasury share purchase related to vesting of equity awards	(1,004)	(13,119)
Net cash used in financing activities	$(144,912)	$(59,738)
Effect of changes in exchange rate on cash and cash equivalents	(248)	(1,010)
Net decrease in cash and cash equivalents	(16,441)	(37,660)
Cash and cash equivalents at beginning of period	154,841	138,986
Cash and cash equivalents at end of period	$138,400	$101,326
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$110,988	$109,168
Income tax payments, net of refunds	15,069	18,045
Non-cash capital leases additions	16,554	85,620
Non-cash purchase of property and equipment.	—	33,570
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.225 per share)	—	—	(28,553)	—	—	—	—	—	(28,553)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	308,167	1	23,381	—	—	—	—	—	23,382
Treasury shares purchased in relation to vesting of equity awards	—	—	—	70,362	(1,004)	—	—	—	(1,004)
Treasury shares issued in relation to vesting of equity awards	—	—	(802)	(50,969)	802	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	22,592	12,109	1,564	36,265
Balance as of September 30, 2016	124,784,549	$312	$2,710,753	864,301	$(13,533)	$(2,859,066)	$(165,398)	$25,644	$(301,288)

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
The Company has two operating segments, Travelport and eNett; however, the Company reports them together as one reportable segment as eNett does not meet the thresholds for a separate reportable segment.
These consolidated condensed financial statements and other consolidated condensed financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2015 consolidated balance sheet which was derived from audited consolidated financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.
Beginning with the first quarter of 2016, the Company has presented U.S. dollar amounts and certain statistical information in tables rounded to the nearest thousand as compared to the nearest million as presented in previous periods.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements
Statement of Cash Flows
In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on classification of certain cash receipts and cash payments in the statement of cash flows. The amendments provide specific guidance relating to classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments, and cash flows classification based on its predominate source or use. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the amendments in the guidance is permitted and requires its application using a retrospective transition method. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Financial Instruments—Credit Losses
In June 2016, the FASB issued guidance which amends the guidance on accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, an entity will recognize allowance for credit losses based on its estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires an entity to consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on the consolidated condensed financial statements.
Compensation—Stock Compensation
In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions which simplifies the current accounting requirements. The update includes accounting for income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements.
Leases
In February 2016, the FASB issued guidance on lease accounting which supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements.
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
Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount to which the entity expects it to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
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

this guidance, the Company has reclassified its unamortized debt issuance costs of  $19 million and $24 million as of September 30, 2016 and December 31, 2015, respectively, in relation to its term loans and has presented these costs as a deduction from the carrying value of the term loans.
3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	September 30, 2016	December 31, 2015
Prepaid expenses	$31,109	$26,395
Sales and use tax receivables	28,133	27,233
Prepaid incentives	23,903	26,496
Restricted cash	18,371	11,701
Derivative assets	2,602	657
Other	11,294	6,999
	$115,412	$99,481

During the nine months ended September 30, 2016, the Company recorded $11 million as allowance for prepaid incentives.
Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
4. Property and Equipment, Net
Property and equipment, net, consisted of:
	September 30, 2016			December 31, 2015
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$915,823	$(710,633)	$205,190	$870,868	$(635,135)	$235,733
Computer equipment	314,396	(194,969)	119,427	303,902	(168,380)	135,522
Building and leasehold improvements	26,585	(10,635)	15,950	24,102	(8,735)	15,367
Construction in progress	80,498	—	80,498	73,226	—	73,226
	$1,337,302	$(916,237)	$421,065	$1,272,098	$(812,250)	$459,848

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $42 million and $38 million during the three months ended September 30, 2016 and 2015, respectively. The Company recorded depreciation expense of  $121 million and $119 million during the nine months ended September 30, 2016 and 2015, respectively. During the three and nine months ended September 30, 2016, the Company also recorded an impairment of $1 million and $5 million, respectively, on its capitalized software.
As of September 30, 2016 and December 31, 2015, the Company had capital lease assets of $179 million and $174 million, respectively, with accumulated depreciation of  $84 million and $69 million, respectively, included within computer equipment.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and September 30, 2016 are as follows:
(in $ thousands)	January 1, 2016	Additions	Retirements	Foreign Exchange	September 30, 2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$14,105	$—	$3,635	$1,085,155
Trademarks and tradenames	313,961	—	—	—	313,961
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(146)	1,127,214
Accumulated amortization	(756,489)	(36,693)	—	(538)	(793,720)
Acquired intangible assets, net	370,871	(36,693)	—	(684)	333,494
Customer loyalty payments	300,142	81,349	(32,606)	2,497	351,382
Accumulated amortization	(136,473)	(55,193)	32,606	(1,241)	(160,301)
Customer loyalty payments, net	163,669	26,156	—	1,256	191,081
Other intangible assets, net	$534,540	$(10,537)	$—	$572	$524,575

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and September 30, 2015 are as follows:
(in $ thousands)	January 1, 2015	Additions	Retirements	Foreign Exchange	September 30, 2015
Non-Amortizable Assets:
Goodwill	$997,419	$58,877	$—	$(1,760)	$1,054,536
Trademarks and tradenames	313,961	—	—	—	313,961
Other Intangible Assets:
Acquired intangible assets	1,129,320	—	(2,541)	508	1,127,287
Accumulated amortization	(687,495)	(55,812)	2,541	(516)	(741,282)
Acquired intangible assets, net	441,825	(55,812)	—	(8)	386,005
Customer loyalty payments	334,309	58,001	(75,008)	(5,807)	311,495
Accumulated amortization	(157,319)	(50,797)	75,008	—	(133,108)
Customer loyalty payments, net	176,990	7,204	—	(5,807)	178,387
Other intangible assets, net	$618,815	$(48,608)	$—	$(5,815)	$564,392

In April 2016, the Company acquired its distributor in Japan for cash consideration of  $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities in the second quarter of 2016 and recorded a goodwill of  $14 million.
The Company paid cash of  $57 million and $56 million for customer loyalty payments during the nine months ended September 30, 2016 and 2015, respectively. Further, as of September 30, 2016 and December 31, 2015, the Company had balances payable of  $62 million and $42 million, respectively, for customer loyalty payments (see Note 7—Accrued Expenses and Other Current Liabilities).
Amortization expense for acquired intangible assets was $12 million and $18 million for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $56 million for the nine months ended September 30, 2016 and 2015, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

Amortization expense for customer loyalty payments was $21 million and $15 million for the three months ended September 30, 2016 and 2015, respectively, and $55 million and $51 million for the nine months ended September 30, 2016 and 2015, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-current Assets
Other non-current assets consisted of:
(in $ thousands)	September 30, 2016	December 31, 2015
Supplier prepayments	$12,430	$14,616
Prepaid incentives	9,106	9,282
Pension assets	7,018	5,186
Deferred financing costs	5,203	6,543
Derivative assets	309	8,655
Other	10,478	9,894
	$44,544	$54,176

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	September 30, 2016	December 31, 2015
Accrued commissions and incentives	$293,220	$241,358
Accrued payroll and related	71,560	77,544
Deferred revenue	40,972	35,836
Income tax payable	21,877	15,516
Customer prepayments	18,371	11,701
Derivative liabilities	17,341	10,341
Accrued interest expense	10,208	18,800
Pension and post-retirement benefit liabilities	1,701	1,528
Other	19,088	18,026
	$494,338	$430,650

Included in accrued commissions and incentives are $62 million and $42 million of accrued customer loyalty payments as of September 30, 2016 and December 31, 2015, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	September 30, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,239,832	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			118,557	133,883
Total debt			2,358,389	2,437,198
Less: current portion			65,049	74,163
Long-term debt			$2,293,340	$2,363,035

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs of  $24 million have been reclassified and deducted from the term loans balance as of December 31, 2015 (see Note 2—Recently Issued Accounting Pronouncements).

(3)
Interest rate on the term loans as of December 31, 2015, was L+4.75%.

On September 20, 2016, the Company made a voluntary prepayment of  $50 million principal amount of its term loans outstanding under its senior secured credit agreement. Pursuant to this prepayment, the Company recognized $1 million as loss on early extinguishment of debt.
As a result of the voluntary prepayment of  $50 million, the Company is not contractually required to repay quarterly installments of the term loans until the fourth quarter of 2018. However, the Company has classified a portion of the term loans as “current portion of long-term debt” as the Company has the intent and ability to make additional voluntary prepayments of the term loans from cash flows from operations, which currently are expected to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
On June 23, 2016, the Company entered into an amendment to its senior secured credit agreement which, (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 4.00% or base rate (as defined in the senior secured credit agreement plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 4.00% for the term loans. The Company provided a 0.25% discount of  $6 million to all the lenders participating in this repricing, which was capitalized. Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, the Company recognized a loss on early extinguishment of debt of  $3 million.
During the nine months ended September 30, 2016, the Company (i) repaid $68 million of term loans (including a voluntary prepayment of  $50 million) outstanding under the senior secured credit agreement, (ii) amortized $4 million of debt finance costs and $4 million of debt discount, and (iii) repaid $34 million under its capital lease obligations and other indebtedness, entered into $17 million of new capital leases for information technology assets and incurred $2 million of other indebtedness.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Long-Term Debt (Continued)

Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the nine months ended September 30, 2016, the Company borrowed and repaid $10 million under this facility. As of September 30, 2016, the Company had no outstanding borrowings under its revolving credit facility and utilized $21 million for the issuance of letters of credit, with a balance of  $104 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of September 30, 2016, there were no outstanding cash collateralized letters of credit.
As of September 30, 2016, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
9. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2016, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of September 30, 2016, the Company had a net liability position of  $23 million related to derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The primary interest rate risk exposure as of September 30, 2016 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. The term loans have a 1.00% LIBOR floor. During the nine months ended September 30, 2016, LIBOR rates were below 1.00%. The primary foreign currency risk exposure as of September 30, 2016 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
(in $ thousands)	Balance Sheet Location	Fair Value Asset		Balance Sheet Location	Fair Value (Liability)
		September 30, 2016	December 31, 2015		September 30, 2016	December 31, 2015
Interest rate swap contracts	Other current assets	$—	$—	Accrued Expenses and other current liabilities	$(3,386)	$—
Interest rate swap contracts	Other non-current assets	—	8,655	Other non-current liabilities	(5,430)	—
Foreign currency contracts	Other current assets	2,602	657	Accrued Expenses and other current liabilities	(13,955)	(10,341)
Foreign currency contracts	Other non-current assets	309	—	Other non-current liabilities	(2,846)	(1,082)
Total fair value of derivative assets (liabilities)		$2,911	$9,312		$(25,617)	$(11,423)

As of September 30, 2016, the notional amounts of foreign currency forward contracts and interest rate swap contracts were $304 million and $1,400 million, respectively. These derivative contracts cover transactions for periods that do not exceed three years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the nine months ended September 30, 2016 and 2015:
(in $ thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net derivative liability opening balance	$(2,111)	$(15,548)
Total loss for the period included in net income	(33,217)	(14,870)
Payment on settlement of foreign currency derivative contracts	12,622	21,571
Net derivative liability closing balance	$(22,706)	$(8,847)

The table below presents the impact of changes in fair values of derivatives not designated as hedges on net income during the three and nine months ended September 30, 2016 and 2015:
		Amount of Income (Loss) Recorded in Net Income
(in $ thousands)	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate swap contracts	Interest expense, net	$4,391	$—	$(17,471)	$—
Foreign currency contracts	Selling, general and administrative	(3,048)	(9,444)	(15,746)	(14,870)
		$1,343	$(9,444)	$(33,217)	$(14,870)

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
The fair values of the Company’s other financial instruments are as follows:
		September 30, 2016		December 31, 2015
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	2,911	2,911	9,312	9,312
Derivative liabilities	Level 2	(25,617)	(25,617)	(11,423)	(11,423)
Total debt	Level 2	(2,358,389)	(2,408,183)	(2,437,198)	(2,431,242)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 11% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has not been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2016.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
10. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2016, the Company had approximately $35 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $19 million relates to the twelve months ending September 30, 2017. These purchase obligations extend through 2020.
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
11. Equity
Purchase of Non-Controlling Interest in a Subsidiary
In June 2016, the Company acquired an additional 40% of the equity of Locomote Holdings Pty Ltd. (“Locomote”) from the non-controlling shareholders for total consideration of  $9 million. The excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated condensed balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated condensed statements of cash flows. As of September 30, 2016, the Company’s ownership in Locomote was 96%.
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the nine months ended September 30, 2016:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 17, 2016	$0.075	March 3, 2016	March 17, 2016	$9,279
May 3, 2016	$0.075	June 2, 2016	June 16, 2016	$9,286
August 3, 2016	$0.075	September 1, 2016	September 15, 2016	$9,294
On November 1, 2016, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 14—Subsequent Events).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Equity-Based Compensation
The table below presents the activity of the Company’s restricted share units (“RSUs”), performance share units (“PSUs” and, together with RSUs, “Restricted Units”) and stock options for the nine months ended September 30, 2016:
	Restricted Units
(in dollars, except number of Restricted Units)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	2,172,529	$15.73
Granted at fair market value	1,815,173	$13.26
Vested(1)	(207,756)	$15.61
Forfeited	(295,484)	$15.82
Balance as of September 30, 2016	3,484,462	$14.44

(1)
During the nine months ended September 30, 2016, the Company completed net share settlement of 70,362 common shares in connection with employee taxable income created upon the vesting of Restricted Units. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares.

	Stock Options
(in dollars, except number of stock options)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	1,454,638	$6.49
Granted at fair market value	1,393,511	$4.04
Forfeited	(164,498)	$6.05
Expired	(74,963)	$6.43
Balance as of September 30, 2016	2,608,688	$5.21

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
As of September 30, 2016, 0.5 million stock options have vested and become exercisable. The weighted-average exercise price of stock options granted during the nine months ended September 30, 2016 was $13.26 per option, with the remaining weighted average contractual term as of September 30, 2016 of 9.47 years.
Compensation expense for the nine months ended September 30, 2016 and 2015 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of  $23 million and $20 million, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Equity-Based Compensation (Continued)

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of September 30, 2016 will be approximately $43 million based on the fair value of the Restricted Units and the stock options on the grant date.
13. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousand, except share data)	2016	2015	2016	2015
Numerator – Basic and Diluted Income per Share:
Net income attributable to the Company	$20,838	$3,680	$22,592	$10,867
Denominator – Basic Income per Share:
Weighted average common shares outstanding	123,920,699	122,495,392	123,821,339	122,062,715
Income per share – Basic	$0.17	$0.03	$0.18	$0.09
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share	123,920,699	122,495,392	123,821,339	122,062,715
Weighted average effect of dilutive securities
RSUs	269,311	161,744	304,870	447,081
Stock Options	101,677	67,005	82,843	53,563
Weighted average common shares outstanding	124,291,687	122,724,141	124,209,052	122,563,359
Income per share – Diluted	$0.17	$0.03	$0.18	$0.09

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.
For the three and nine months ended September 30, 2016, the Company had 2.3 million and 2.0 million, respectively, of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
14. Subsequent Events
On November 1, 2016, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the third quarter of 2016, which is payable on December 15, 2016 to shareholders of record on December 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2016 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the nine months ended September 30, 2016, Air, Beyond Air and Technology Services represented 71%, 24% and 5%, respectively, of our net revenue.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three and nine months ended September 30, 2016, eNett generated net revenue of $42 million and $113 million, respectively, representing an approximately 60% and 72% increase compared to the three and nine months ended September 30, 2015, respectively.

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
The table below sets out our performance metrics:
(in $ thousands, except per share data, Reported Segments and RevPas)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015		%	2016	2015		%
Net revenue	$590,756	$559,837	$30,919	6	$1,805,924	$1,686,167	$119,757	7
Operating income	62,235	54,091	8,144	15	179,863	150,986	28,877	19
Net income	21,404	4,950	16,454	*	24,156	14,251	9,905	70
Income per share – diluted (in $)	0.17	0.03	0.14	*	0.18	0.09	0.09	100
Adjusted EBITDA(1)	150,432	130,977	19,455	15	443,585	405,421	38,164	9
Adjusted Operating Income(2)	87,757	78,224	9,533	12	267,017	235,291	31,726	13
Adjusted Net Income(3)	40,995	30,087	10,908	36	126,237	95,151	31,086	33
Adjusted Income per Share – diluted(4) (in $)	0.33	0.25	0.08	32	1.02	0.78	0.24	31
Net cash provided by operating activities	110,926	61,569	49,357	80	213,858	153,735	60,123	39
Adjusted Free Cash Flow(5)	83,170	31,113	52,057	167	130,443	63,796	66,647	104
Reported Segments (in thousands)	83,945	83,979	(34)	—	260,725	265,649	(4,924)	(2)
Travel Commerce Platform RevPas (in $)	$6.67	$6.29	$0.38	6	$6.57	$5.99	$0.58	10

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

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide Inc. (“Orbitz Worldwide”), non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs and other non-cash items, such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments, along with any income tax related to these exclusions.

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

We utilize non-GAAP (or adjusted) financial measures, including Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share—diluted, to provide useful supplemental information to assist investors in understanding and assessing our performance and financial results on the same basis that management uses internally. These adjusted financial measures provide investors greater transparency with respect to key metrics used by management to evaluate our core operations, forecast future results, determine future capital investment allocations and understand business trends within the industry. These metrics are also used by our Board of Directors to determine incentive compensation for future periods. Management believes the adjusted financial measures assist investors in the comparison of financial results between periods as such measures exclude certain items that management believes are not reflective of our core operating performance consistent with how management reviews the business.
Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Share—diluted, Adjusted Operating Income and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss) or net income (loss) per share—diluted, as determined under U.S. GAAP. In addition, these measures may not be comparable to similarly named measures used by other companies. The presentation of these measures has limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands)	2016	2015	2016	2015
Net income	$21,404	$4,950	$24,156	$14,251
Adjustments:
Amortization of intangible assets(1)	11,838	18,047	36,693	55,812
Loss on early extinguishment of debt	955	—	3,626	—
Share of losses in equity method investment	—	342	—	517
Gain on sale of shares of Orbitz Worldwide	—	—	—	(6,271)
Equity-based compensation and related taxes	5,383	3,828	21,307	24,851
Corporate and restructuring costs(2)	7,152	3,092	21,431	11,160
Other – non cash(3)	(3,242)	(834)	25,194	(7,518)
Tax impact of adjustments(4)	(2,495)	662	(6,170)	2,349
Adjusted Net Income	40,995	30,087	126,237	95,151
Adjustments:
Interest expense, net(5)	34,204	40,346	112,350	118,486
Remaining provision for income taxes	12,558	7,791	28,430	21,654
Adjusted Operating Income	87,757	78,224	267,017	235,291
Adjustments:
Depreciation and amortization of property and equipment	41,743	38,223	121,375	119,333
Amortization of customer loyalty payments	20,932	14,530	55,193	50,797
Adjusted EBITDA	$150,432	$130,977	$443,585	$405,421

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group (“Blackstone”) in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)
Other—non cash includes (i) unrealized losses (gains) on foreign currency derivative contracts of  $0 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $3 million and $(5) million for the nine months ended September 30, 2016 and 2015, respectively, (ii) unrealized (gain) loss on interest rate derivative contracts of  $(5) million and $17 million for the three and nine months ended September 30, 2016, respectively, (iii) impairment of  $1 million and $5 million for the three and nine months ended September 30, 2016, respectively, primarily related to property and equipment and (iv) other losses (gains) of  $1 million and $(2) million for the three months ended September 30, 2016 and 2015, respectively, and $0 million and $(3) million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Tax impact of adjustments primarily relates to equity-based compensation, corporate and restructuring costs, and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(5)
Interest expense, net, excludes the impact of unrealized (gain) loss of  $(5) million and $17 million on interest rate derivative contracts for the three and nine months ended September 30, 2016, respectively, which is included within “Other—non cash.”

The following table provides a reconciliation of income per share – diluted to Adjusted Income per Share – diluted:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $)	2016	2015	2016	2015
Income per share – diluted	$0.17	$0.03	$0.18	$0.09
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.16	0.22	0.84	0.69
Adjusted Income per Share – diluted	$0.33	$0.25	$1.02	$0.78

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
For a discussion of Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the nine months ended September 30, 2016 and 2015:
	Nine Months Ended September 30,
(in percentages)	2016	2015
Asia Pacific	23	22
Europe	32	29
Latin America and Canada	5	5
Middle East and Africa	13	14
International	73	70
United States	27	30
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 550,000 are independent hotel properties), over 36,000 car rental locations, approximately 60 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across approximately 67,000 travel agency locations representing over 235,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the nine months ended September 30, 2016.
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
Seasonality: Our revenue can experience seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue typically peaks during first two quarters as travelers plan and purchase their upcoming spring and summer travel.
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

Results of Operations
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$590,756	$559,837	$30,919	6
Costs and expenses
Cost of revenue	351,534	335,724	15,810	5
Selling, general and administrative	123,406	113,752	9,654	8
Depreciation and amortization	53,581	56,270	(2,689)	(5)
Total costs and expenses	528,521	505,746	22,775	5
Operating income	62,235	54,091	8,144	15
Interest expense, net	(29,813)	(40,346)	10,533	26
Loss on early extinguishment of debt	(955)	—	(955)	*
Income before income taxes and share of losses in equity method investment	31,467	13,745	17,722	129
Provision for income taxes	(10,063)	(8,453)	(1,610)	(19)
Share of losses in equity method investment	—	(342)	342	100
Net income	$21,404	$4,950	$16,454	*

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Air	$407,926	$398,781	$9,145	2
Beyond Air	151,857	129,183	22,674	18
Travel Commerce Platform	559,783	527,964	31,819	6
Technology Services	30,973	31,873	(900)	(3)
Net revenue	$590,756	$559,837	$30,919	6

During the three months ended September 30, 2016, Net revenue increased by $31 million, or 6%, compared to the three months ended September 30, 2015. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $32 million, or 6%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended September 30,		Change
	2016	2015		%
Travel Commerce Platform RevPas (in $)	$6.67	$6.29	$0.38	6
Reported Segments (in thousands)	83,945	83,979	(34)	—
The increase in Travel Commerce Platform revenue of $32 million, or 6%, was due to a $9 million, or 2%, increase in Air revenue and a $23 million, or 18%, increase in Beyond Air revenue. Overall, there was a 6% increase in Travel Commerce Platform RevPas, with Reported Segments remaining stable.

Our Travel Commerce Platform continues to benefit from growth in Air and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform decreased to $19.9 billion for the three months ended September 30, 2016 from $20.7 billion for the three months ended September 30, 2015 as a result of a decrease in segments in the U.S. and a reduction in average ticket prices in line with global trends. Our percentage of Air segment revenue from away bookings increased to 66% from 65%. We increased our car rental days sold to 26 million from 25 million and our hotel room nights sold to 17 million from 16 million, with hospitality segments per 100 airline tickets issued remaining stable at 49.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$129,309	$117,145	$12,164	10
Europe	180,746	159,193	21,553	14
Latin America and Canada	26,336	27,022	(686)	(3)
Middle East and Africa	72,833	71,581	1,252	2
International	409,224	374,941	34,283	9
United States	150,559	153,023	(2,464)	(2)
Travel Commerce Platform	$559,783	$527,964	$31,819	6

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	16,735	16,002	733	5	$7.73	$7.32	$0.41	6
Europe	19,588	19,407	181	1	$9.23	$8.20	$1.03	13
Latin America and Canada	4,279	4,269	10	—	$6.16	$6.33	$(0.17)	(3)
Middle East and Africa	9,243	9,601	(358)	(4)	$7.88	$7.47	$0.41	5
International	49,845	49,279	566	1	$8.21	$7.61	$0.60	8
United States	34,100	34,700	(600)	(2)	$4.41	$4.41	$—	—
Travel Commerce Platform	83,945	83,979	(34)	—	$6.67	$6.29	$0.38	6

International
Our International Travel Commerce Platform revenue increased $34 million, or 9%, due to an 8% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for the three months ended September 30, 2016 compared to 71% for the three months ended September 30, 2015.
Asia Pacific
Revenue in Asia Pacific increased $12 million, or 10%, due to a 6% increase in RevPas and a 5% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions in Beyond Air. Reported Segments increased due to growth in South Korea, Hong Kong and India.
Europe
Revenue in Europe increased $22 million, or 14%, primarily due to a 13% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions in Beyond Air.

Latin America and Canada
Revenue in Latin America and Canada decreased $1 million, or 3%, due to a 3% decrease in RevPas with Reported Segments remaining stable. The decrease in RevPas was primarily driven by a decline in Air revenue.
Middle East and Africa
Revenue in the Middle East and Africa increased $1 million, or 2%, due to a 5% increase in RevPas offset by a 4% decrease in Reported Segments. The increase in RevPas was primarily due to revenue growth in Beyond Air.
United States
Revenue in the United States decreased $2 million, or 2%, due to a decrease in Reported Segments, which was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014.
Technology Services
Technology Services revenue decreased marginally by $1 million, or 3%.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$273,702	$260,806	$12,896	5
Technology costs	77,832	74,918	2,914	4
Cost of revenue	$351,534	$335,724	$15,810	5

Cost of revenue increased by $16 million, or 5%, as a result of a $13 million, or 5%, increase in commission costs and a $3 million, or 4%, increase in technology costs. Commissions increased due to a 1% increase in travel distribution costs per segment, primarily driven by pricing, and incremental commission costs from our payment solutions business. Commissions included amortization of customer loyalty payments of  $21 million and $15 million for the three months ended September 30, 2016 and 2015, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased due to continued expansion of our operations through acquisitions and further investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$88,276	$77,878	$10,398	13
Non-workforce	21,446	29,788	(8,342)	(28)
Sub-total	109,722	107,666	2,056	2
Non-core corporate costs	13,684	6,086	7,598	125
SG&A	$123,406	$113,752	$9,654	8

SG&A expenses increased by $10 million, or 8%, during the three months ended September 30, 2016 compared to September 30, 2015. SG&A expenses included $14 million and $6 million of charges for the three months ended September 30, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 increased by $2 million, or 2%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $10 million, or 13%, primarily as a result of increased wages and benefits due to headcount increases related to the expansion of our Travel Commerce Platform through acquisitions and go-to-market capabilities and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $8 million, or 28%, primarily due to reduced administrative expenses and lower realized foreign exchange losses.
Non-core corporate costs of $14 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $8 million is primarily due to a $4 million increase in corporate and restructuring costs and a $2 million increase in equity-based compensation and related taxes.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$41,743	$38,223	$3,520	9
Amortization of acquired intangible assets	11,838	18,047	(6,209)	(34)
Total depreciation and amortization	$53,581	$56,270	$(2,689)	(5)

Total depreciation and amortization decreased by $3 million, or 5%, primarily due to a decrease in the amortization of acquired intangible assets as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, decreased by $11 million, or 26%, due to a favorable impact of fair value changes of our interest rate swaps, a decrease in outstanding balance of term loans under our senior secured credit agreement and a decrease in the interest rate on the such term loans from 5.75% during three months ended September 30, 2015 to 5.00% during the three months ended September 30, 2016.
Loss on Early Extinguishment of Debt
In September 2016, we voluntarily prepaid $50 million principal amount of the term loans outstanding under our senior secured credit agreement, resulting in a $1 million loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision for the three months ended September 30, 2016 does not differ significantly from the U.S. Federal statutory rate primarily as a result of a number of offsetting items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions and (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$1,805,924	$1,686,167	$119,757	7
Costs and expenses
Cost of revenue	1,090,816	1,020,005	70,811	7
Selling, general and administrative	377,177	340,031	37,146	11
Depreciation and amortization	158,068	175,145	(17,077)	(10)
Total costs and expenses	1,626,061	1,535,181	90,880	6
Operating income	179,863	150,986	28,877	19
Interest expense, net	(129,821)	(118,486)	(11,335)	(10)
Loss on early extinguishment of debt	(3,626)	—	(3,626)	*
Gain on sale of shares of Orbitz Worldwide	—	6,271	(6,271)	(100)
Income before income taxes and share of losses in equity method investment	46,416	38,771	7,645	20
Provision for income taxes	(22,260)	(24,003)	1,743	7
Share of losses in equity method investment	—	(517)	517	100
Net income	$24,156	$14,251	$9,905	70

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Air	$1,277,671	$1,231,276	$46,395	4
Beyond Air	435,056	361,003	74,053	21
Travel Commerce Platform	1,712,727	1,592,279	120,448	8
Technology Services	93,197	93,888	(691)	(1)
Net revenue	$1,805,924	$1,686,167	$119,757	7

During the nine months ended September 30, 2016, Net revenue increased by $120 million, or 7%, compared to the nine months ended September 30, 2015 which was primarily driven by an increase in Travel Commerce Platform revenue.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Nine Months Ended September 30,		Change
	2016	2015	$	%
Travel Commerce Platform RevPas (in $)	$6.57	$5.99	$0.58	10
Reported Segments (in thousands)	260,725	265,649	(4,924)	(2)
The increase in Travel Commerce Platform revenue of $120 million, or 8%, was due to a $46 million, or 4%, increase in Air revenue and a $74 million, or 21%, increase in Beyond Air revenue. Overall, there was a 10% increase in Travel Commerce Platform RevPas, partially offset by a 2% decrease in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform decreased to $60.8 billion for the nine months ended September 30, 2016 from $64.2 billion for the nine months ended September 30, 2015 as a result of a decrease in segments in the U.S. and a reduction in average ticket prices in line with global trends. Our percentage of Air segment revenue from away bookings increased to 67% from 65%. We increased our hospitality segments per 100 airline tickets issued to 47 from 46, our car rental days sold to 72 million from 70 million, and our hotel room nights sold to 50 million from 49 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$388,330	$350,315	$38,015	11
Europe	558,303	474,833	83,470	18
Latin America and Canada	82,617	75,082	7,535	10
Middle East and Africa	223,629	219,529	4,100	2
International	1,252,879	1,119,759	133,120	12
United States	459,848	472,520	(12,672)	(3)
Travel Commerce Platform	$1,712,727	$1,592,279	$120,448	8

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	50,733	48,763	1,970	4	$7.65	$7.18	$0.47	7
Europe	63,282	62,476	806	1	$8.82	$7.60	$1.22	16
Latin America and Canada	13,353	12,750	603	5	$6.19	$5.89	$0.30	5
Middle East and Africa	28,876	29,451	(575)	(2)	$7.74	$7.45	$0.29	4
International	156,244	153,440	2,804	2	$8.02	$7.30	$0.72	10
United States	104,481	112,209	(7,728)	(7)	$4.40	$4.21	$0.19	5
Travel Commerce Platform	260,725	265,649	(4,924)	(2)	$6.57	$5.99	$0.58	10

International
Our International Travel Commerce Platform revenue increased $133 million, or 12%, due to a 10% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions and expansion into mobile commerce. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for the nine months ended September 30, 2016 compared to 70% for the nine months ended September 30, 2015.
Asia Pacific
Revenue in Asia Pacific increased $38 million, or 11%, due to a 7% increase in RevPas and a 4% increase in Reported Segments. RevPas increased due to revenue growth in Air, and payment solutions growth and expansion into mobile commerce in Beyond Air. Reported Segments increased due to growth in India, South Korea and Hong Kong.
Europe
Revenue in Europe increased $83 million, or 18%, primarily due to a 16% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions in Beyond Air.

Latin America and Canada
Revenue in Latin America and Canada increased $8 million, or 10%, due to a 5% increase in both RevPas and Reported Segments. The increase in RevPas was due to revenue growth in both Air and Beyond Air, primarily driven by expansion into mobile commerce. Reported Segments experienced growth in Colombia and Argentina.
Middle East and Africa
Revenue in the Middle East and Africa increased $4 million, or 2%, due to a 4% increase in RevPas, partially offset by a 2% decrease in Reported Segments. The increase in RevPas was mainly driven by revenue growth in Beyond Air.
United States
Revenue in the United States decreased $13 million, or 3%, primarily due to a 7% decrease in Reported Segments, partially offset by a 5% increase in RevPas. The decrease in Reported Segments was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, partially offset by growth in other parts of our travel commerce platform. The increase in RevPas was primarily due to Beyond Air revenue.
Technology Services
Technology Services revenue decreased marginally by $1 million, or 1%.
Cost of Revenue
Cost of revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$848,458	$789,705	$58,753	7
Technology costs	242,358	230,300	12,058	5
Cost of revenue	$1,090,816	$1,020,005	$70,811	7

Cost of revenue increased by $71 million, or 7%, primarily as a result of a $59 million, or 7%, increase in commission costs and a $12 million, or 5%, increase in technology costs. Commissions increased due to a 5% increase in travel distribution costs per segment, primarily driven by mix and an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent, and incremental commission costs from our payment solutions business, partially offset by a 2% reduction in Reported Segments and favorable foreign currency exchange movement. Commissions included amortization of customer loyalty payments of  $55 million and $51 million for the nine months ended September 30, 2016 and 2015, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased due to continued expansion of our operations through acquisitions and further investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$261,371	$229,772	$31,599	14
Non-workforce	65,345	81,766	(16,421)	(20)
Sub-total	326,716	311,538	15,178	5
Non-core corporate costs	50,461	28,493	21,968	77
SG&A	$377,177	$340,031	$37,146	11

SG&A expenses increased by $37 million, or 11%, during the nine months ended September 30, 2016 compared to September 30, 2015. SG&A expenses included $50 million and $28 million of charges for the nine months ended September 30, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 increased by $15 million, or 5%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $32 million, or 14%, primarily as a result of increased wages and benefits on account of headcount increases related to the expansion of the Travel Commerce Platform through acquisitions and go-to-market capabilities and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $16 million, or 20%, primarily due to lower realized foreign exchange losses and reduced administrative expenses.
Non-core corporate costs of $50 million and $28 million for the nine months ended September 30, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $22 million is primarily due to a $10 million increase in corporate and restructuring costs, an $8 million fluctuation in unrealized foreign exchange gains and losses on foreign currency derivative contracts and a $5 million impairment of capitalized software recognized in 2016.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$121,375	$119,333	$2,042	2
Amortization of acquired intangible assets	36,693	55,812	(19,119)	(34)
Total depreciation and amortization	$158,068	$175,145	$(17,077)	(10)

Total depreciation and amortization decreased by $17 million, or 10%, primarily due to a decrease in the amortization of acquired intangible assets as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, increased by $11 million, or 10%, due to the adverse impact of fair value changes of our interest rate swaps, offset by a decrease in outstanding balance of term loans under our senior secured credit agreement and a decrease in the interest rate on such term loans from 5.75% to 5.00% in June 2016.
Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rate on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full. Further, in September 2016, we voluntarily prepaid $50 million principal amount of the term loans outstanding under our senior secured credit agreement. These transactions resulted in a $4 million loss on early extinguishment of debt.
Gain on Sale of Shares in Orbitz Worldwide
In February 2015, we sold all of our remaining shares of common stock of Orbitz Worldwide, which were classified as available-for-sale securities, and realized a gain of $6 million for 2015.
Provision for Income Taxes
Our tax provision for the nine months ended September 30, 2016 differs significantly from the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in those jurisdictions and (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of September 30, 2016, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	September 30, 2016
Cash and cash equivalents	$138,400
Revolving credit facility availability	103,741
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
The table below sets out our working capital as of September 30, 2016 and December 31, 2015, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	September 30, 2016	December 31, 2015	Change
Accounts Receivable, net	$245,257	$205,686	$39,571
Accrued commissions and incentives	(293,220)	(241,358)	(51,862)
Deferred revenue and prepaid incentives, net	(17,069)	(9,340)	(7,729)
Cash and cash equivalents	138,400	154,841	(16,441)
Accounts payable and employee related	(139,310)	(153,349)	14,039
Accrued interest	(10,208)	(18,800)	8,592
Current portion of long-term debt	(65,049)	(74,163)	9,114
Taxes	11,391	16,850	(5,459)
Other assets (liabilities), net	8,576	5,684	2,892
Working Capital	$(121,232)	$(113,949)	$(7,283)
Consolidated Condensed Balance Sheets:
Total current assets	$504,204	$465,141	$39,063
Total current liabilities	(625,436)	(579,090)	(46,346)
Working Capital	$(121,232)	$(113,949)	$(7,283)

As of September 30, 2016, we had a working capital net liability of  $121 million compared to $114 million as of December 31, 2015, an increase of  $7 million, which is primarily due to a $52 million increase in accrued commissions and incentives, partially offset by a $40 million increase in account receivable, net.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.

The table below sets out information on our accounts receivable:
	September 30, 2016	December 31, 2015	Change
Accounts receivable, net (in $ thousands)	$245,257	$205,686	$39,571
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	38	—
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into its demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the nine months ended September 30, 2016, Air revenue accounted for approximately 71% of our net revenue; however, only 48% of our outstanding receivables related to customers using ACH as of September 30, 2016. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable was 38 DSO as of both September 30, 2016 and December 31, 2015. Growth in Air revenue in the month of September 2016 compared to December 2015, primarily contributed to the increase in our accounts receivable, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $40 million from December 31, 2015 to September 30, 2016, and our accrued commissions and incentives increased by $52 million from December 31, 2015 to September 30, 2016, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:
	Nine Months Ended September 30,		Change
(in $ thousands)	2016	2015	$
Cash provided by (used in):
Operating activities	$213,858	$153,735	$60,123
Investing activities	(85,139)	(130,647)	45,508
Financing activities	(144,912)	(59,738)	(85,174)
Effect of exchange rate changes	(248)	(1,010)	762
Net decrease in cash and cash equivalents	$(16,441)	$(37,660)	$21,219

We believe our important measure of liquidity is Adjusted Free Cash Flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe this measure provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as cash paid for other adjusting items is unrelated to the underlying business, and our Capital Expenditures are primarily related to the development of our operating platform.
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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Nine Months Ended, September 30,
(in $ thousands)	2016	2015
Adjusted EBITDA	$443,585	$405,421
Interest payments	(110,988)	(109,168)
Tax payments	(15,069)	(18,045)
Customer loyalty payments	(56,533)	(55,679)
Changes in working capital	(19,350)	(61,285)
Pensions liability contribution	(2,440)	(2,276)
Changes in other assets and liabilities	(4,426)	6,802
Other adjusting items(1)	(20,921)	(12,035)
Net cash provided by operating activities	213,858	153,735
Add: other adjusting items(1)	20,921	12,035
Less: capital expenditures on property and equipment additions	(70,130)	(76,385)
Less: repayment of capital lease obligations and other indebtedness	(34,206)	(25,589)
Adjusted Free Cash Flow	$130,443	$63,796

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA, and during the nine months ended September 30, 2016 and 2015, relate to payments for (i) corporate and restructuring costs and (ii) litigation and related costs accrued in 2012.

As of September 30, 2016, we had $138 million of cash and cash equivalents, a decrease of  $16 million compared to December 31, 2015. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Operating activities: For the nine months ended September 30, 2016, cash provided by operating activities was $214 million compared to cash provided by operating activities of $154 million for the nine months ended September 30, 2015. The increase of  $60 million is primarily a result of the increase in operating income and positive impact from fluctuations in working capital.
Investing activities: During the nine months ended September 30, 2016, cash used in investing activities of  $85 million was primarily due to $70 million cash used in the purchase of property and equipment and $15 million net cash consideration paid for acquisition of a distributor in Japan. During the nine months ended September 30, 2015, cash used in investing activities of $131 million was primarily due to $76 million of cash used in the purchase of property and equipment and $61 million net cash consideration paid for acquisition of MTT, offset by $6 million of cash received on the sale of available-for-sale-securities.
Our investing activities for the nine months ended September 30, 2016 and 2015 include:
	Nine Months Ended September 30,
(in $ thousands)	2016	2015
Cash additions to software developed for internal use	$56,297	$57,111
Cash additions to computer equipment	13,833	19,274
Total	$70,130	$76,385

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, and was $104 million and $102 million for the nine months ended September 30, 2016 and 2015, respectively.
Financing activities: Cash used in financing activities for the nine months ended September 30, 2016 was $145 million. This was primarily comprised of  (i) $68 million of term loans net repayment, (ii) $34 million of capital lease and other indebtedness repayments, (iii) $28 million in dividend payments, (iv) an $8 million purchase of non-controlling interest in Locomote and (v) an $8 million payment for lender fees and debt finance costs on repricing of our term loans. The cash used in financing activities for the nine months ended September 30, 2015 was $60 million. This was primarily comprised of (i) $28 million in dividend payments, (ii) $26 million of capital lease and other indebtedness repayments, (iii) $18 million of term loans repayment, (iv) a $13 million payment related to the purchase of treasury shares on vesting of equity awards, offset by (v) $26 million release of cash provided as collateral.
Financing Arrangements
As of September 30, 2016, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of September 30, 2016 and December 31, 2015:
(in $ thousands)	Interest rate	Maturity	September 30, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,239,832	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			118,557	133,883
Total debt			2,358,389	2,437,198
Less: cash and cash equivalents			(138,400)	(154,841)
Net Debt(4)			$2,219,989	$2,282,357

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of the U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs of  $24 million have been reclassified and deducted from the term loans balance as of December 31, 2015.

(3)
Interest rate on the term loans as of December 31, 2015, was L+4.75%.

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

On September 20, 2016, we made a voluntary prepayment of  $50 million principal amount of our term loans outstanding under our senior secured credit agreement. Pursuant to this prepayment, we recognized $1 million as loss on early extinguishment of debt.

As a result of the voluntary prepayment of  $50 million, we are not contractually required to repay quarterly installments of the term loans until the fourth quarter of 2018. However, we have classified a portion of the term loans as “current portion of long-term debt” as we have the intent and ability to make additional voluntary prepayments of the term loans from cash flows from operations, which currently are expected to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.
On June 23, 2016, we entered into an amendment to our senior secured credit agreement which, (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 4.00% or base rate (as defined in the senior secured credit agreement) plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 4.00% for the term loans. We provided a 0.25% discount of $6 million to all the lenders participating in this repricing, which was capitalized. Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, we recognized a loss on early extinguishment of debt of  $3 million.
During the nine months ended September 30, 2016, we (i) repaid $68 million of term loans (including a voluntary prepayment of  $50 million) outstanding under the senior secured credit agreement, (ii) amortized $4 million of debt finance costs and $4 million of debt discount, and (iii) repaid $34 million under our capital lease obligations and other indebtedness, entered into $17 million of new capital leases for information technology assets and incurred $2 million of other indebtedness.
Under the senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the nine months ended September 30, 2016, we borrowed and repaid $10 million under this facility. As of September 30, 2016, we had no outstanding borrowings under our revolving credit facility and had utilized $21 million for the issuance of letters of credit, with a balance of  $104 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of September 30, 2016, there were no outstanding cash collateralized letters of credit.
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

As of September 30, 2016, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.02 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
The primary interest rate exposure as of September 30, 2016 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on our $2,240 million term loans is currently charged at LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%. During the nine months ended September 30, 2016, LIBOR rates were below 1.00%. In order to protect against potentially higher interest costs resulting from increases in LIBOR, in 2015, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during the future period at 1.4010%.
During the nine months ended September 30, 2016, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $17 million for the nine months ended September 30, 2016.
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
During 2016, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of September 30, 2016, we had $304 million notional amount of foreign currency forward contracts.
During the nine months ended September 30, 2016 and 2015, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $16 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of September 30, 2016, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of $23 million and cover transactions for periods that do not exceed three years.
Contractual Obligations
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rate on our term loans by 75 basis points. Further, in September 2016, we voluntarily prepaid $50 million principal amount of our term loans. These transactions are expected to lower our annualized interest expense by approximately $20 million based on the principal balance outstanding as of September 30, 2016.
Other than as set forth above, as of September 30, 2016, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the nine months ended September 30, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of September 30, 2016. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of September 30, 2016, based on the outstanding floating rate debt balance would increase our annualized interest charge by $19 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans, a 100 basis point decrease in interest rates as of September 30, 2016 would not change our annualized interest charge.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at 1.4010%. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of September 30, 2016, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to interest expense of  $28 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of September 30, 2016. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $27 million on our consolidated condensed statements of operations, while a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of  $29 million on our consolidated condensed statements of operations.
There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.
ITEM 1A. RISK FACTORS.
There have been no material changes in the risks factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016 and Part II, Item IA, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.
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
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2016 were approximately $134,000 and $95,000, respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: November 3, 2016	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: November 3, 2016	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document