Form 10-K
period 2016-12-31
Travelport Worldwide LTD
filed 2017-02-21
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the Registrant’s common shares held by non-affiliates was $1,482,545,284 based on the closing pricing of its common shares on the New York Stock Exchange. Solely for the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be “affiliates” of the Registrant. As of February 20, 2017, there were 124,082,833 shares of the Registrant’s common shares, par value $0.0025 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on June 16, 2017 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•
our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers;

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

•
the impact on business conditions worldwide as a result of political decisions, including the United Kingdom’s (“U.K.”) decision to leave the European Union (“E.U.”);

•
pricing, regulatory and other trends in the travel industry;

•
the impact our outstanding indebtedness may have on the way we operate our business;

•
our ability to achieve expected cost savings from our efforts to improve operational and technological efficiency, including through our consolidation of multiple technology vendors and locations and the centralization of activities; and

•
maintenance and protection of our information technology and intellectual property.

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

PART I
ITEM 1. BUSINESS
Overview
We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform (our Travel Commerce Platform). We processed approximately $79 billion of travel spending in 2016. Our geographically dispersed footprint allows travel providers to generate high yielding and incremental global demand for their perishable and capital intensive travel inventory from customers living in non-domestic, or away, markets, in addition to serving their domestic, or home, markets. As travel industry needs evolve, we continue to invest in our Travel Commerce Platform, developing new technology solutions to better serve our customers by redefining the electronic distribution and merchandising of airline core and ancillary products, as well as extending our reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, we leveraged our domain expertise in the travel industry to design a unique and pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. We also provide a wide range of digital and mobile services that allow airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, corporate booking tools, mobile web and mobile messaging. Through our global reach in approximately 180 countries and territories, distinct merchandising suite with capabilities for value-added content and enhanced user experience, we offer a strong value proposition not only to travel providers, travel agencies and corporations, but also to end travelers. Our primarily transaction-based pricing model links our revenue to global travel passenger volume rather than travel spending, thus creating a stable and recurring business model with high revenue visibility.
Our Travel Commerce Platform connects travel providers and travel buyers, the latter of which includes travel agencies, travel management companies (“TMCs”) and corporations. The diagram below illustrates our central role in global travel commerce as a provider of high value, real-time distribution services:

Travelers
Travel buyers
Travelport
Travel providers
Leisure
Business
Online travel agencies
Offline travel agencies
Travel management companies
Corporations
Tour operators
Meta-search
Travelport Universal API
Value to travel providers
— Extended distribution reach beyond home markets
— Higher yielding ticket prices
— Innovative ancillary products/services distribution and marketing channel, including the ability to distribute tailored offers
— Improved operations efficiency of highly complex/high volume operations
— Significant value for money
— Sophisticated mobile and digital travel services
— Secure and efficient B2B payment solutions
Value to travel buyers
— Expanded addressable customer base and customer offering
— Efficient workflow automation and improved sales productivity
— Reduced operating costs
— Automated traveler tracking to support duty of care compliance
— Improved operational efficiency of highly complex/high volume operations
— Sophisticated mobile and digital travel services
— Secure and efficient B2B payment solutions
— Real time access to content and ancillaries
XML
ATPCO
Direct Connect
Airlines
Hotels
Car rental
Rail
Cruise
Tour operators

We believe that our Travel Commerce Platform combines state-of-the-art technology with industry leading features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry. In 2016, our systems processed up to 4 billion travel related system messages per day and approximately 18 billion Application Programming

Interface (“API”) calls per month. Our advanced search technology aggregates global travel content, filters it through sophisticated search algorithms and presents it in a transparent and efficient workflow for travel agencies, enabling them to create and modify multi-content, multi-modular complex itineraries, issue travel documents, process millions of booking transactions and invoices and transfer secure, cost-effective and automated payments, all on a graphically rich, single user interface.
From 2012 to 2016, we strategically invested over $1 billion in technology with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain: Air and Beyond Air, which include distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators, B2B travel payments, digital services, advertising and an array of additional platform services. For Air, we have transformed the traditional Global Distribution System (“GDS”) concept, which had very limited ancillary sales capabilities, into an open platform with Extensible Markup Language (“XML”) connectivity and a graphically rich, single user interface to enable marketing and sales of not only full air content, but also full ancillary content. For Beyond Air, in addition to chain hotel content, we have added independent hotel inventory, previously rarely booked through the intermediary channel, to a global network of travel agencies through our meta-search technology, which combines search results from multiple sources and have given hotels the ability to display their full range of rates and packages in a one-stop booking portal. We have also pioneered a secure, cost-effective and automated B2B payment alternative to the traditional inefficient and costly methods for travel agencies to pay travel providers. Our digital strategy and value propositions focus on improving the end-to-end customer experience through the provision of innovative digital travel solutions to all of our customers, including through Travelport Locomote’s corporate travel platform and our innovative mobile travel solutions for airlines, TMCs and travel agencies. Our Travel Commerce Platform creates synergies and network effects that facilitate revenue growth across the travel value chain. The chart below demonstrates the ways in which our Travel Commerce Platform identified, addressed and redefined key elements of the travel value chain that are fully or partially unaddressed by traditional GDS providers:
Our Travel Commerce Platform Addresses the Evolving Needs of Our Industry
We provide air distribution services to approximately 400 airlines globally, including approximately 125 low cost carriers (“LCCs”). We distribute ancillaries for approximately 100 airlines. In addition, we secure content from numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 37,000 car rental locations, over 50 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide, which in turn serve millions of end consumers globally. In 2016, we handled approximately 340 million segments sold by travel agencies and sold over 65 million hotel room nights and over 94 million car rental days. Our Travel Commerce Platform provides real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. Our access to business travelers, merchandising capabilities and ability to process complex itineraries attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our Travel Commerce Platform.
Through eNett International (Jersey) Limited (“eNett”), our majority-owned subsidiary and an early adopter in automated payments, we are redefining how travel agencies pay travel providers. When a consumer purchases an itinerary through a travel agency, the consumer pays using a variety of mechanisms, including cash, direct debit and credit card. Generally, the consumer makes one payment for the entire itinerary of flights, hotels and ground services, such as transfers. The travel agency then remits the individual payments to each travel provider. eNett’s core offering is a payment solution that automatically generates unique Mastercard numbers used to process payments globally. Before eNett, travel payments were primarily settled in cash and exposed payers to risks of fraud, delays and costly reconciliations. The Virtual Account Number (“VAN”) solution is integrated into all of our point of sale systems and exclusively utilizes the Mastercard network pursuant to a long-term agreement. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry. eNett was formed in 2009, and eNett’s net revenue has grown from $2 million in 2011 to $150 million in 2016.
Through Locomote Holdings Pty Limited (“Travelport Locomote”), we have significantly strengthened our offering to both corporates and TMCs from an end-to-end customer experience perspective. Travelport Locomote is a corporate travel platform that empowers travel managers to drive change and achieve efficiencies. Travelport Locomote creates seamless experiences and integrated solutions from approval management to cost savings to duty of care. Customers control the entire travel program, enabling greater insight into travel expenditure. The Travelport Locomote platform uses Travelport’s Universal Profile, Universal Record, travel policy engine and our Travelport Universal API, from which it obtains real time access to our content, which includes LCCs and network carriers, airline ancillary products, car rental and the broad range of hotel properties and rates that we distribute. The platform has further been developed to enable easy integration of third-party, complementary applications that an individual corporation might want to add to its travel and/or authorization processes, including multiple expense management systems, corporate booking tools and other add-on services, all within the same corporate user experience, workflow and data management capabilities.
Following our acquisition of Mobile Travel Technologies Ltd. (now, Travelport Digital Limited) (“Travelport Digital”) in July 2015, we also provide innovative digital travel solutions for airlines, TMCs and travel agencies. Travelport Digital’s solutions are used worldwide to improve the end-to-end mobile travel experience and increase the value of every interaction with every customer via sophisticated apps and mobile services across smartphones, tablets and wearables. In addition to industry-leading travel apps, Travelport Digital provides advanced mobile services, including real-time mobile messaging, day-of-travel solutions and ancillary upsell opportunities. Travelport Digital’s solutions also enable airlines and travel companies to create new revenue opportunities through ancillary upsell and improved conversion rates as a result of high-end design and more personalized experiences via mobile.
In addition to hospitality, payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,000 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.

We provide critical IT solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related systems for Delta Air Lines Inc. (“Delta”) and run the system infrastructure for the Delta platform in our Atlanta data center under a long-term agreement. We refer to these solutions and services as “Technology Services.” In addition, as of December 31, 2016, we own a 51% controlling interest in IGT Solutions Private Ltd. (“IGTS”), a Gurgaon, India-based technology development company. We recently signed an agreement to divest our 51% interest in IGTS.
We believe we are the most geographically balanced participant in the travel distribution industry. In 2016, we generated $2,230 million in Travel Commerce Platform revenue, of which 73% is international (with 23% from Asia Pacific, 32% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa) and 27% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. As of December 31, 2016, we served approximately 180 countries and territories through our extensive global network of 60 sales and marketing offices (“SMOs”) and a diverse workforce of approximately 4,000 full-time employees and an additional approximately 1,000 employees at IGTS as of December 31, 2016.
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
Our ability to offer broad, high-quality and multi-product content on a single user interface encourages those booking travel to purchase additional products and services beyond the original Air or Beyond segment. For example, for every 100 air tickets sold in 2016, 47 hospitality segments were sold, which has grown from 34 hospitality segments sold for every 100 air tickets sold in 2010. The merchandising of additional products and services increases our revenue per transaction, and, consequently, we measure performance primarily on the basis of increases in both Reported Segments and RevPas (including Air and Beyond Air segments). Our recurring, transaction-based revenue model combined with high-quality content availability (which encourages incremental services booked with each transaction), our investment in our distribution and payment solutions technology and digital services and our multi-year contracts with travel providers and travel agents enabled us to grow our RevPas in each of the last 20 quarters on a year-over-year basis. We increased our RevPas from $5.11 in the first quarter of 2011 to $6.67 in the fourth quarter of 2016.
Our management team, led by industry leader Gordon Wilson, our Chief Executive Officer, has been spearheading a shift in our corporate strategy to focus on the trends, inefficiencies and unmet needs of all components of the travel value chain and defined a strategy to transform our business from a traditional GDS to a next generation travel commerce platform. Since refocusing our strategy in 2012, we have experienced revenue growth from airline fees, hospitality, advertising, payments and digital services and launched our Travelport Merchandising Suite. We grew our Beyond Air revenue by 16% between 2014 and 2015 and 18% between 2015 and 2016.
Company History
On September 30, 2014, we completed our initial public offering, and our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “TVPT.”
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
Our Competitive Strengths
We believe that several aspects of our strategy fundamentally differentiate us from our competitors, including our focus on redefining travel distribution and commerce instead of investing in more capital and labor intensive airline and hospitality related IT solutions, our fast growing Beyond Air portfolio, including our automated B2B payments solution and digital services with large addressable markets and our emphasis on a value-based partnership approach with travel providers that allows us to increase revenue and profitability per Reported Segment. The following attributes describe in further detail how we differentiate ourselves from our competitors.
Our Travel Commerce Platform Addresses the Evolving Needs of Travel Providers, Agencies, Corporations and Travelers
Travel providers need flexible systems to distribute and merchandise their increasingly sophisticated core products and broadening offerings of ancillary products and services. We offer them a portfolio of industry-leading, value-add tools to increase revenue, lower costs and efficiently reach travel buyers globally in every channel. Our global reach allows travel providers to display and sell products in approximately 180 countries and territories and across approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide. Our Travel Commerce Platform enables travel providers to (i) extend their distribution by broadening their geographic reach to away markets and connects them with higher value business travelers, (ii) access higher yielding ticket prices from long-haul segments, room rates, complex itineraries and business travelers and (iii) encourage travelers to purchase ancillary services and/or upgrade or upsell travelers through our highly-differentiated Travelport Merchandising Suite.
Our Travelport Merchandising Suite, consisting of three distinct solutions—Travelport Aggregated Shopping, Travelport Ancillary Services and Travelport Rich Content and Branding—offers a range of sophisticated travel sales and marketing capabilities in collaboration with airlines. These solutions allow airlines to promote their products and services to the right buyers, at the right time and in the right place. Travelport Aggregated Shopping allows travel agencies to efficiently and directly compare results from network carriers, who deliver data through the traditional industry standard ATPCO, which regularly updates traditional GDSs, with those from LCCs and other carriers who use an API connection to deliver data directly and in real time to us. Travelport Ancillary Services allow travel agencies to sell airline ancillaries, such as checked baggage, premium seats and lounge passes, directly through their existing interface rather than needing to book separately on an airline’s website. Travelport Rich Content and Branding allows airlines to more effectively control how their flights and ancillaries are visually presented and described on travel agency screens, bringing the display more in line with the airlines’ own website. This is especially valuable to airlines given the increasing importance of ancillary revenue for profitability and allows travel agencies to sell more effectively. The benefits also are available to customers connected to the Travelport Universal API. This means that online travel agencies (“OTAs”), corporate booking tool providers or other travel consultants, who are designing their own customized user interfaces, can still understand an airline’s full value proposition, including its branded fares and ancillaries, in the same way as a customer connected to Travelport’s point of sale solution, Travelport Smartpoint, would. Our ability to help travel providers and travel agencies increase their revenue reinforces the value proposition of our Travel Commerce Platform when compared to alternative distribution channels, and is a key part of our strategy to change our relationship with travel providers from cost-focused to value-focused.
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
Fast Growing Portfolio of Beyond Air Initiatives
Our Travel Commerce Platform provides us with a foundation to offer a fast growing portfolio of additional products and services, which in turn results in additional revenue. Our Beyond Air portfolio includes distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators, payment solutions, digital services, advertising and other platform services.
Based on our estimates, we are the fourth largest third-party distributor of hotel nights, and we sold over 65 million room nights in 2016. Independent hotels were largely unaddressed by the GDS industry, which we integrate on one platform by combining the content from chain hotels captured by the traditional GDSs with independent hotel content our system accesses through our meta-search technology. In particular, our B2B solution, Travelport Rooms and More, is a single user interface that combines detailed product insights with meta-search functionality to deliver a fully-integrated hotel booking platform to travel agencies. Travelport Rooms and More captures highly fragmented content in one interface (including approximately 650,000 hotel properties) by combining content from large global OTAs with that from aggregators specializing in a particular geographic area. This streamlined and efficient interface also enables travel agencies to more easily upsell hotel content in a single, consistent and efficient workflow and user experience, as well as a new business travel booking app.
In June 2014, we acquired Travelport Hotelzon, a B2B hotel distribution technology provider, as part of our ongoing strategy to strengthen our hotel offering to both corporations and TMCs and make booking independent hotels easier for business travelers, including unmanaged travelers who do not use travel agencies. Many hotel bookings, especially for independent hotel properties, are still being booked direct by business travelers themselves, and this acquisition was designed to provide both corporations, and Travelport-connected travel agencies, with a best-in-class booking tool with extensive independent hotel content, complementing the extensive hotel chain content that has been in our system for many years. In turn, this also enables corporations to more easily track their employees while on business travel as part of their duty of care responsibilities. Since the acquisition, we have further invested in the Travelport Hotelzon’s technology and enhanced it with a user-friendly extranet that is uniquely positioned to capture independent hotels and privately negotiated corporate hotel rates that are provided to corporations.
We are an early adopter in automated B2B payments and are redefining payments from travel agencies to travel providers. We have pioneered a new class of payments for the unmet needs of the travel industry that is focused on replacing cash and other payment methods with secure virtual pre-funded payment cards. eNett’s innovative, cost-efficient and secure travel payment solutions offer a strong value proposition to travel agencies and travel providers, including providing them with full flexibility, lower administrative cost due to significantly reduced time spent on reconciliation, rewards to travel agencies with incentive payments based on payment volumes and a lower spread for foreign currency payments. eNett exclusively utilizes Mastercard under a long-term arrangement, giving unparalleled access to the payment systems of virtually all the world’s travel providers who accept Mastercard as a form of payment. We believe the model is highly scalable as we expand beyond the core hospitality sector into air travel, including LCCs, as well as other sectors of the travel industry. We estimate that there is approximately $2 trillion of direct spending on travel annually, approximately $910 billion of which is booked through the indirect channel, and payment is made from travel agencies to travel providers.
In July 2015, we acquired Travelport Digital and now provide a mobile travel platform and digital product set that allows travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging.
Through Travelport Locomote, we provide a corporate travel platform that empowers travel managers to drive change and achieve efficiencies. Travelport Locomote creates seamless experiences and integrated solutions from approval management to cost savings to duty of care. Customers control the entire travel program, enabling greater insight into travel expenditure.
In addition to hospitality, payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,000 advertisers, which includes, among others, travel providers who use our advertising solutions to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers and, as a result, more effectively merchandise their products and services to targeted customers. We give advertisers direct access to a captive professional audience across approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide, with a full-time focus on global travel bookings and cover all main domestic and international travel flows. In 2016, we generated approximately 8 billion advertising impressions. Our improved, graphically rich point of sale solutions provide increased capabilities and advertising space to display banner advertisements, add click through functionality and market ancillary products through our user interface.
Innovative, Flexible and Scalable Open Technology Platform Tailored to Meet Evolving Industry Needs
Through our industry-leading technology platform, we have been able to maintain our position at the forefront of innovation by meeting the global demands of our travel agents and travel providers for speed, flexibility and convergence. Our technology-enabled solutions offer rich content through accessible distribution channels, such as Travelport Smartpoint. To address unmet industry needs, we made significant strategic investments in innovative technology over the last four years, and we continue to invest in developing new technologies, platforms and ideas, all on an open and accessible platform that delivers expansive content and improves service. Our open connectivity approach allows for fully-flexible access to content and services across a range of delivery mechanisms, from XML protocols to more traditional industry sources such as ATPCO. Our open platform allows us to pull together content delivered from multiple sources into a cohesive display for the travel buyer, enabling search, comparison, reservation and payment across multiple providers. We deliver our content and functionality through state-of-the-art point of sale tools or via our own Travelport Universal API, which enables the flexibility for travel agencies and intermediaries to design customized user interfaces. In 2016, a broad network of approximately 1,700 developers utilized our Travelport Universal API, to create their own applications and increase the robustness of our systems. Our point of sale tools are device agnostic, allowing travel agents to access our platform via internet connection on a desktop or a variety of mobile devices, such as smartphones and tablets. Travel consultants connecting to the Travelport Universal API also can access the same rich product descriptions and graphics, branded fare and ancillary content available in Travelport Rich Content and Branding. In 2016, our systems processed up to 4 billion travel related system messages per day and approximately 18 billion API calls per month with 99.985% core system uptime using approximately 16,000 physical and virtual servers and had total storage capacity of over 15 petabytes. In addition, we operate our own in-house data center.
In recognition of the advantages provided by our open platform, we were the first among our competitors to offer Delta Air Lines’ full range of seating products. In addition, starting in 2013, we offered Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet, IndiGo and Ryanair to join our fully integrated Travel

Commerce Platform. In 2013, we launched an innovative Travelport Merchandising Suite to enhance user experience and focus on the sale of ancillary products and services, which are becoming increasingly important for airlines’ profitability. In the hospitality industry, we were the first GDS to our knowledge to offer a one-stop portal for hotel content distribution powered by “meta-search” technology.
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
In general, our business is characterized by multi-year travel provider and travel agency contracts. Our base distribution agreements with travel providers are open-ended or rollover unless specifically terminated. In 2016, we had 66 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 59 and 36 planned airline contract renewals in 2017 and 2018, respectively, including contracts which rollover on an annual basis. We also enter into contracts with travel buyers, such as travel agencies and corporate travel departments. A meaningful portion of our travel buyer agreements, representing approximately 18% of our revenue on average, are up for renewal in any given year. The length of our contracts, as well as the transaction-based and recurring nature of our revenue, provides high revenue visibility going forward.
We generate strong cash flows on a consistent basis, with net cash provided by operating activities of $299 million and $262 million for the years ended December 31, 2016 and 2015, respectively. Drivers of our cash flows benefit from relatively modest capital expenditure requirements and attractive working capital position. Furthermore, the diversity of our business provides us with multiple independent revenue streams from various markets and channels that lessen the impact of potential strategic and geographic shifts within the industry. These characteristics, combined with the contractual nature of our revenue and costs, our leading industry position and our long-standing customer relationships provide for a strong and predictable stream of cash flows.
Balanced Global Footprint with Longstanding Relationships
We believe we are the most geographically balanced participant in the travel distribution industry. In 2016, we generated $2,230 million in Travel Commerce Platform revenue, of which 73% is international (with 23% from Asia Pacific, 32% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa), and 27% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. This strategically diversified geographic footprint allows us to focus on higher value transactions in the international travel segment. Our balanced network positions us well to benefit from global industry growth, while lessening the impact of potential geographic shifts within the industry. Our footprint also positions us as the challenger to the industry leader for air segments processed in each geographic region and provides us opportunities to grow our share.
We also have highly diversified, strong, long-standing relationships with both our travel providers and travel buyers. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2016. Our top 15 travel providers (by 2016 revenue) have been with us for more than ten years on average.
Proven and Motivated Management Team with Deep Travel Industry Expertise
Our management team has extensive travel industry experience and is committed to improving and maintaining operational excellence by utilizing their in-depth knowledge of the travel and technology industries. Their dedication and excellence has been demonstrated by improving our key business metrics and our capital structure improvements. Our management team’s compensation structure directly incentivizes them to improve business performance and profitability. Members of management currently own approximately 1.6% of our outstanding common shares (approximately 6.1% on a fully diluted basis assuming the vesting of existing equity awards).
Our management team is supported by a skilled, diverse, motivated and global workforce, comprised of approximately 4,000 full-time employees and an additional approximately 1,000 employees at IGTS as of December 31, 2016. By investing in training and skills development for our employees, we seek to develop leaders with broad knowledge of our company, the industry, technology and customer-specific needs. We also hire externally as needed to bring in new expertise. Our combination of deep industry and company experience combined with the fresh perspective and insight of new hires across our management team creates a solid foundation for driving our business to success, profitability and industry leadership.
Our Growth Strategies
We believe we are well positioned for future growth. Our balanced geographic footprint aligns us with anticipated industry growth across geographies, and we expect trends such as the increasing importance of ancillary revenue, the need by travel providers to personalize their offers to travelers, expansion by LCCs into the business travel industry, continued penetration by GDSs into hospitality distribution and growth of B2B travel advertising to further underpin our growth. We continue to leverage our domain expertise and relationships with travel providers to grow eNett and Travelport Digital. We will continue to evaluate and pursue strategic acquisition opportunities that enhance our Travel Commerce Platform. Our strategic capital investments, current product portfolio and strategic positioning enable us to benefit from industry trends, and we intend to capitalize further on these industry trends by focusing on the following initiatives:
Driving Beyond Air Innovation and Growth
Our Beyond Air portfolio includes fast growing hospitality, advertising, payment solutions and digital services. Given growth rates and the underpenetrated nature of these areas, we believe we can grow our Beyond Air portfolio at a multiple to overall travel industry growth by continuing to strategically invest in the development of state-of-the-art capabilities in order to achieve a leading industry position.
Payments: Our strategy for eNett is to continue growing the scale of the business through further investment in operational capabilities, new products, sales and marketing and targeted geographic expansion. We plan to capitalize on our early adopter advantage to capture “white space” given the travel industry’s previously unmet needs for a secure and efficient payment solution. Our Travel Commerce Platform allows us to leverage our extensive network of travel agencies to grow the penetration rate for eNett payments.
Hospitality: Through our leading meta-search capabilities, we are increasing our presence among independent hotels. In addition, we provide superior chain hotel content to OTAs relative to our competitors by providing direct XML connectivity. Our strategy to grow in hospitality distribution is also focused on delivering corporate access to aggregated hotel content, including both chain and independent hotels through a single point of sale.
The Travelport Hotelzon solution also works well when a corporate hotel booking is not an ‘add on’ to an air booking, which is particularly the case for travel within Continental Europe, where many business trips actually take place in the traveler’s home country or to bordering countries, and trains and cars are often the preferred method of transport rather than flights. Through Travelport Hotelzon’s technology, privately negotiated rates for corporations can be added and accessed directly by the corporation and its employees.
Car: Our strategy is to continue to build on our extensive content offering for travel agency customers. Our travel agency customers have access to more choice of car content, as well as the ability to search and book content from smaller regional car rental companies.
Advertising: Our strategy is to focus on the B2B advertising opportunity by targeting travel agencies. Hotel advertising will remain our core offering, but other advertising categories (especially air) also represent areas for growth, which we believe we are well positioned to capitalize on through our Travel Commerce Platform.

Digital: We provide travel companies with a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.
Travelport Locomote offers a corporate travel platform that empowers travel managers to drive change and achieve program efficiencies. Travelport Locomote is more than an online booking tool and provides a range of app-powered workflows that consolidate the entire travel lifecycle.
Expand Air Platform
We are well positioned in both the high-value, complex segment of air travel distribution, as well as the growing LCC segment, which is characterized by its larger number of business travelers, complex itineraries and international bookings. Our strategy to grow our Air platform focuses on providing state-of-the-art solutions to address the changing manner in which airlines are positioning and selling their products and services.
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
Our Rich Content and Branding airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently. As of December 31, 2016, we have over 210 airlines utilizing our Rich Content and Branding solution with approximately a further 20 more contracted. We will continue to target additional airlines with this solution suite. In addition, increasing the sale of ancillaries through our platform not only results in additional transaction revenue, but also helps us attract new content from carriers. We intend to continuously invest in our retailing and ancillary merchandising capabilities and grow by partnering with both traditional carriers and LCCs.
Growth through Enhanced Technologies: We also continue to invest in technologies that addresses the needs of travel agencies and drives end customer conversion. This includes providing enhanced search capabilities, data analytics, state of the art mobile interfaces and robotics and automation. These technologies will drive greater customer conversion and superior productivity of travel agencies.
LCC Participation Growth: As LCCs continue to evolve and look for further growth opportunities, they seek to expand their offering to higher yield customers, mainly business travelers. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our Travel Commerce Platform. We view the expansion of LCCs into the business travel segment as a significant growth opportunity for us, and we will continue building our offering to win their business.
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

Business Travel Growth: Our strategy to grow in the business travel space is focused on investing in products that distribute travel technology solutions directly to corporations, allowing them to easily access and book travel content that incorporates their travel management policies directly through our platform. The demographic make-up of corporate travelers is changing rapidly, with many now preferring to self-serve and use their mobile devices rather than booking travel through more traditional methods. We intend to be at the forefront of these changes as we deploy our content and digital technology assets to address them. Our investments to support the growth and changes we are seeing in the business travel sector include our acquisition of Travelport Hotelzon, a B2B hotel distribution technology provider focused on corporates, which has made booking independent hotels and accessing privately negotiated corporate hotel rates more efficient for business travelers. We have also invested in Travelport Locomote, an Australian based corporate travel procurement and management platform focused on empowering corporate travelers through an improved mobile user experience. The Travelport Locomote platform provides solutions for all corporate travel management needs, including travel authorization and policy compliance, flexibility to change bookings, and more efficient back-office reconciliation.
In July 2015, we also acquired Travelport Digital, which we believe to be the world’s leading provider of innovative mobile apps development and digital services in the travel industry. Travelport Digital’s clients include many blue-chip brands in the industry, including multi-national TMCs, and this acquisition formed a key part of our ongoing strategy to support the ever-connected business traveler.
We will continue to develop our offering in the business travel space and, as well as strengthening our partnerships with TMCs, we will look at new opportunities to invest in products that distribute travel technology solutions directly to corporations.
Focus on Distribution Technology Leadership and Differentiated Products
Achieving growth in our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our strong commitment to product innovation and technological excellence to maintain our state-of-the-art product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payments solutions, digital services, hospitality merchandising and advertising. We plan to continue offering rich travel content and empowered selling capabilities on an open platform with service oriented architecture and industry leading Travelport Universal API, and plan to continue to focus on developing a diverse application set to consistently increase the value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related hosting solutions. Instead, we focus on distribution products, payment related solutions and digital services. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher RevPas.
On February 8, 2017, we named Tata Consultancy Services (“TCS”), part of the Tata Group and a leading global IT services, consulting and business solutions organization, as our primary technology partner. TCS was selected in recognition of its strengths in the global travel industry and its ability to work alongside us and provide scale in application engineering and assurance services. Through this appointment, we have rationalized the number of third-party IT development companies with whom we work. At the same time, we are also consolidating our wholly-owned U.S. operations into two centers in Atlanta and Denver. Our increased investment in technology forms an integral part of our overall growth plan and long-term strategy.
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

We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. We distribute ancillaries for approximately 100 airlines. We have relationships with approximately 310 hotel chains, representing over 150,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 20 hotel aggregators resulting in an aggregate of approximately 650,000 hotel properties bookable through Travelport Rooms and More. In addition, we serve over 37,000 car rental locations, over 50 cruise-lines and tour operators and 14 major rail networks worldwide.
The table below lists alphabetically our largest airline providers in the regions presented for the year ended December 31, 2016, based on revenue:
Asia Pacific	Europe	Latin America and Canada	Middle East and Africa	United States
Air India	Aeroflot Airlines	Aerovias	Emirates Airlines	Alaska Airlines
Jet Airways	Alitalia Airlines	Air Canada	Ethiopian Airlines	American Airlines
Qantas Airways	Emirates Airlines	American Airlines	Qatar Airways	Delta Air Lines
Singapore Airlines	Lufthansa Airlines	Latam Airlines	South African Airways	Korean Airways
Virgin Australia Airlines	Turkish Airlines	Lufthansa Airlines	Turkish Airlines	United Airlines
The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. In 2016, we had 66 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 59 and 36 planned airline contract renewals in 2017 and 2018, respectively, including contracts which roll on an annual basis. Our top fifteen travel providers as measured by revenue for the year ended December 31, 2016, all of which are airlines, have been customers on average for more than ten years. For the year ended December 31, 2016, our top ten travel providers represented approximately 24% of revenue, and no single provider accounted for more than 10% of revenue.
We have entered into a number of specific-term agreements with airlines across the globe to secure all of the airline’s public content. These content agreements allow our travel agency customers to have access to the full range of our airline providers’ public content, including the ability to book the last available seat, as well as other functionalities. We have secured full-content or distribution parity agreements with approximately 120 airlines, including LCCs. Revenue attributable to these agreements comprised 69% of Air revenue in the year ended December 31, 2016. Certain full-content agreements expire, or may be terminated, during 2017. For example, though we have participation agreements with these airline providers in which they participate in our Travel Commerce Platform, full-content or distribution parity agreements with airlines representing 23% of our Travel Commerce Platform revenue for the year ended December 31, 2016 are up for renewal or are potentially terminable by such carriers in 2017.
We have approximately 125 airlines that we classify as LCCs participating in our Travel Commerce Platform around the world, including AirAsia, easyJet, IndiGo and Ryanair. Revenue from LCCs accounted for less than 5% of our total Air revenue in 2016.
Our top hotel providers for the year ended December 31, 2016 were Hilton, Intercontinental Hotels Group and Marriott Hotels.
Our top car rental company providers by brand for the year ended December 31, 2016 were Advantage/E2 Group, Avis, Enterprise and Hertz. We provide electronic ticket distribution to 14 major international and national rail networks, including Amtrak (United States), Deutsche Bahn (Germany), Eurostar Group (United Kingdom/France) and Société Nationale des Chemins de Fer France (SNCF) (France).

Travel Agencies
Approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide use us for travel information, booking and ticketing capabilities, travel purchases, workflow automation and management tools for travel information and travel agency operations. Access to our Travel Commerce Platform enables travel agencies to electronically search travel related data such as schedules, availability, services and prices offered by travel providers and to book travel for end customers.
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
Our relationships with travel agencies typically are non-exclusive, meaning they subscribe to and have the ability to use more than one GDS but may require a substantial portion to be booked through our Travel Commerce Platform. We pay travel agencies a commission for segments booked on our Travel Commerce Platform and, in order to encourage greater use of our Travel Commerce Platform, we may pay an increased commission based on negotiated segment volume thresholds. Travel agencies or other customers in some cases pay a fee for access to our Travel Commerce Platform or to access specific services or travel content. Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our largest OTA customers, by revenue, in 2016 included Expedia, Inc. (“Expedia”), which includes Orbitz Worldwide, and Priceline. For the year ended December 31, 2016, approximately 10% of our revenue was derived from our five largest OTAs. Our largest business travel agency customers in 2016 included American Express Global Business Travel, Carlson Wagonlit Travel and Flight Centre Limited. Our largest leisure travel agency customers in 2016 included AAA Travel, Carlson Leisure Group and GTT Global/USA Gateway. For the year ended December 31, 2016, our top ten travel agency customers represented approximately 25% of revenue, and no single travel agency customer accounted for more than 10% of revenue. Travel agency contracts representing approximately 18%, 23% and 59% of 2016 revenue are up for renewal in 2017, 2018 and beyond, respectively.
Competition
Travel Commerce Platform
The marketplace for travel distribution is large, multi-faceted and highly competitive. We compete with a number of travel distributors, including:
•
traditional GDSs, such as Amadeus IT Group SA (“Amadeus”) and Sabre Corporation (“Sabre”);

•
local distribution systems that are primarily owned by airlines or governmental entities and operated predominately in their home countries, including TravelSky in China, Infini in Japan and Sirena Travel in Russia;

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

GDS Transacted Air Segments: According to our view of the GDS air market, which is based on all air-related transactions processed on GDS platforms as reported by Marketing Information Data Tapes (“MIDT”), our share for the years ended December 31, 2016 and 2015 amounted to 23% and 24%, respectively.
Payment Solutions
While we believe eNett is redefining payments from travel agencies to travel providers, there are currently multiple ways to settle travel payments from travel agencies to travel providers. Traditional methods of settling travel payments include:
•
cash and check;

•
consumer cards, corporate cards, lodge cards and bank-issued VANs; and

•
wire transfers and Electronic Funds Transfer (“EFT”).

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
Sales and Marketing
Our SMOs and national distribution companies (“NDCs”) are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our Travel Commerce Platform, and account management teams, which service and expand existing business. Our SMOs are wholly-owned and represented approximately 80% of our Travel Commerce Platform revenue in 2016. We continue to utilize NDCs in certain regions where our appointed distributor either provides specialized expertise in the technology or in the countries or local regions in which they operate for us. We also contract with new NDCs in countries and regions where doing so would be more cost-effective than establishing an SMO. Our top ten NDCs generated approximately 11% of our Travel Commerce Platform revenue in 2016, and no single NDC accounted for more than 5% of revenue.

We have dedicated teams that cover sales, marketing, product and application development for air commerce, agency commerce and hospitality. eNett and Travelport Digital work closely with the Travel Commerce Platform SMOs to realize cross-sale opportunities.
Technology
Achieving growth for our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our commitment to product innovation and technological excellence to maintain our product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payment solutions, digital services, hospitality merchandising and advertising. We plan to continue offering rich travel content on an open platform with service oriented architecture and an industry leading Travelport Universal API, and are also focused on developing a diverse application set to consistently keep increasing value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that will allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related IT solutions. Instead, we focus on distribution products, payment solutions, digital services and technology services. For example, we offer Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet, IndiGo and Ryanair to join our fully integrated Travel Commerce Platform, and have focused on providing superior chain hotel content to OTAs relative to our competitors by directly connecting via XML to key hotel chains. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher revenue per transaction.
We support our operations from a single data center location in Atlanta, Georgia that we operate. We believe that our data center is a state-of-the-art facility that has completed comprehensive technology upgrades to current processing and storage platforms. The combined facility features a technology platform that we believe leads the industry in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for operations and have historically operated at a 99.985% core systems uptime. In 2016, our systems processed over 1 trillion transactions, up to 4 billion travel related system messages per day and approximately 18 billion API calls per month. Our data center uses approximately 16,000 physical and virtual servers and has total storage capacity of over 15 petabytes. In the data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering distribution systems to our customers.
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
We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, CA, Inc., SAS Group, Inc., Cisco Systems, Inc., EMC Corporation and Red Hat, Inc. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated software, maintenance and support are available through December 31, 2019 under an agreement with IBM, and we expect such services will continue to be available to us after December 31, 2019.

Employees
As of December 31, 2016, we had approximately 4,000 full-time employees and an additional approximately 1,000 employees at IGTS. We recently signed an agreement to divest our 51% interest in IGTS. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an E.U. Directive, we have a Travelport European Works Council in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.
Seasonality
Our business experiences seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue typically peaks during the first two quarters of the year as travelers plan and purchase their upcoming spring and summer travel.
Segments
We have two operating segments, Travelport and eNett, that we report together as one reportable segment. See footnote 19—Segment Information to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Because eNett operates an innovative payment solution, the regulatory environment for eNett products and services is not clearly defined and varies from country to country. In November 2013, eNett was granted a financial services license in Australia by the Australian Securities and Investments Commission. eNett had previously provided its eNett VAN solution pursuant to a sub-license from an Australian payments processor. In the E.U, eNett partners with regulated entities to limit its obligation to be regulated as a financial services provider with regard to its management of client funds. In January 2016, eNett was granted a money service operator services license in Hong Kong by the Customs and Excise Department of Hong Kong. In jurisdictions where eNett’s operations are regulated, the regulations generally require licensing, insurance, systems and controls, client identification checks, and/or compliance staffing. Any violation of these regulatory requirements could compromise licenses and lead to financial penalties, imposed changes to systems and controls, closer monitoring, and detailed regulatory reviews.
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
A primary source of privacy regulations to which our operations are subject is the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995), or the E.U. Data Protection Directive. Pursuant to this Directive, individual countries within the E.U. have specific regulations related to the trans-border dataflow of personal information (i.e., sending personal information from one country to another). The E.U. Data Protection Directive requires companies doing business in E.U. member states to comply with its standards. It provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. Data Protection Directive, including a set of standard form contractual clauses for the transfer of personal data outside of Europe. In May 2016, the European Union finalized the General Data Protection Regulations (GDPR) to replace this Directive, effective May 2018. We are reviewing our data protection program to identify updates required by GDPR.
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
In 2015, Russia made effective a data localization law that will require some personal data of Russian citizens to be stored and processed in Russia. This law contains exemptions that we believe cover our processing operations with respect to Russian personal data. If these exemptions are narrowed or are not found to cover our data processing, the data localization law would conflict with our operational practice of aggregating and processing data at a central site. We are monitoring further legal developments and enforcement practices by the Russian authorities with other affected businesses.
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
The gross revenue and net profit attributable to these activities for the year ended December 31, 2016 were approximately $571,000 and $411,000, respectively, and $551,000 and $389,000 for the year ended December 31, 2015, respectively.
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
Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:
•
global security issues, political instability, acts or threats of terrorism, including those that target the travel industry, hostilities or war and other political issues that could adversely affect global air travel volume;

•
epidemics or pandemics, such as the Zika virus, the ebola virus and Severe Acute Respiratory Syndrome and;

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

•
the impact on business conditions worldwide as a result of political decisions, including the U.K.’s decision to leave the E.U.;

•
the financial condition of travel providers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or mergers, on the cost and availability of air travel and hotel rooms;

•
changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including potential enhanced travel restrictions;

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
Our Travel Commerce Platform competes against traditional GDSs operated by Amadeus and Sabre, as well as against local distribution systems and alternative distribution technologies. Our Travel Commerce Platform also competes against direct distribution of travel content by travel providers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as “supplier.com websites”). In addition, our Travel Commerce Platform competes against travel providers that supply content directly to travel agencies as well as new companies in the industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS. The revolutionary emergence of mobile applications that link directly to providers may create a vigorous source of new competition that bypasses GDSs.
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
We have entered into content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the near-complete scope of public fares and inventory which the carriers generally make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in Asia Pacific, which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we will be disadvantaged compared to our competitors, and our financial results will be adversely impacted. The content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our content agreements with airlines representing approximately 23% of Travel Commerce Platform revenue for the year ended December 31, 2016 are up for renewal or are potentially terminable by such carriers in 2017. In addition, certain content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options will also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline providers, in which they have agreed to participate in our Travel Commerce Platform, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new content agreements.
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
We rely significantly on our relationships with airlines, hotels and other travel providers to enable us to offer our travel agency customers comprehensive access to travel services and products. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Adverse changes in any of our relationships with travel providers or the inability to enter into new relationships with travel providers could reduce the amount of inventory that we are able to offer through our Travel Commerce Platform, and could negatively impact our results of operations and the availability and competitiveness of travel products we offer. Our arrangements with travel providers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten providers by revenue, combined, accounted for approximately 24% of our revenue for the year ended December 31, 2016, and no single provider accounted for more than 10% of revenue. In 2016, we had 66 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 59 and 36 planned airline contract renewals in 2017 and 2018, respectively, including contracts which roll on an annual basis.
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
Our top ten travel agency customers accounted for approximately 25% of our net revenue for the year ended December 31, 2016, and no single travel agency customer accounted for more than 10% of revenue. Travel agency contracts representing approximately 18%, 23% and 59% of 2016 revenue are up for renewal in 2017, 2018 and beyond, respectively. Our arrangements with our travel agency customers may not remain in effect on current or similar terms.

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
We rely on third-party NDCs to market our Travel Commerce Platform services in certain regions, which exposes us to risks associated with the lack of direct management control.
We utilize third-party, independently owned and managed NDCs to market our products and distribute and provide services in certain countries, including India, Indonesia, Kuwait, Lebanon, Pakistan, Syria, Turkey, Kazakhstan and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs. We rely on our NDCs and the manner in which they operate their business to develop and promote our global business. Our top ten NDCs generated approximately 11% of revenue in 2016, and no single NDC accounted for more than 5% of revenue. We pay each of our NDCs a commission relative to the number of segments booked by travel agencies with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.
Consolidation in the travel industry may result in lost bookings and reduced revenue.
Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Examples include the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. In addition, cooperation has increased within the Oneworld, SkyTeam and Star Alliances. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel providers away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.
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
Some of our travel agency customers, NDC counterparties and travel providers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.
Economic conditions in the global travel industry could impact our business and results of operations.
As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the past financial crisis and global recession resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced cyclical downturns in the past. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract. In addition, if there are adverse global economic conditions, consumer spending on leisure travel and business spending on business travel may decrease, which could adversely affect our business, financial condition or results of operations.
Operational Risks
We rely on information technology to operate our business and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.
We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In recent years, we introduced a number of products and services, such as Travelport Smartpoint and the Travelport Merchandising Suite, including Travelport Rich Content and Branding. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.
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
eNett depends on critical service providers, may be subject to regulatory requirements and may experience conflicts.
eNett, operating in the payment solutions business, is exposed to operational, regulatory and governance risks. eNett is enabled to provide its virtual card solution pursuant to virtual card issuers licensed by Mastercard and, in particular, has a material relationship with a European-based issuer licensed by Mastercard. An extended service failure by eNett’s primary issuer or Mastercard would greatly harm eNett’s current business and growth opportunities. Due to its innovative solutions, the regulatory environment for eNett is not clearly defined in certain jurisdictions, and in other jurisdictions, laws or regulations may be modified or adopted that may impact how eNett’s solutions are provided, including an increase in costs to eNett to provide such solutions. Financial services regulators in any of the jurisdictions of the eNett customer base may construe potentially applicable requirements in a manner that results in eNett loss of business, slower growth, financial penalties and operational burdens. In addition, the minority shareholder of eNett may have economic or business interests or goals that are inconsistent with ours, take actions contrary to our objectives, undergo a change of control or be unable or unwilling to fulfill its obligations in support of eNett, which may affect eNett’s and our financial condition or results of operations.
System interruptions, defects and slowdowns may cause us to lose customers or business opportunities or to incur liabilities.
If we are unable to maintain and improve our IT systems and infrastructure, this might result in system interruptions, defects and slowdowns. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages or insufficient capacity which impedes us from efficiently providing services to our customers, we may lose customers and revenue or incur liabilities. We rely on our employees and internal systems to enable transactions to be processed on our platforms. In addition, our information technologies and systems are vulnerable to damage, interruption or fraudulent activity from various causes, including:
•
power losses, computer systems defects or failure, computer viruses, internet and telecommunications or data network failures, losses and corruption of data and similar events;

•
operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;

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
We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host the reservations systems for Delta Air Lines, and provide IT subscription services for critical applications in fares, pricing and e-ticketing, directly and indirectly, over 210 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively affect our business, financial condition or results of operations. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.
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
We have a presence in approximately 180 countries and territories. As a result of having global operations, we are subject to numerous risks. At any given time, one or more of the following principal risks may apply to any or all of the countries in which our services are provided:
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
As of December 31, 2016, our total indebtedness, excluding capital leases and other indebtedness, was $2,236 million under our senior secured credit agreement. If our term loans due in September 2021 or any revolving credit borrowings due September 2019 are not repaid or refinanced prior to their maturity dates, we may not have the funds necessary, or otherwise be able, to repay the debt when it becomes due.
As of December 31, 2016, we had $116 million available for borrowing under our revolving credit facility, net of letters of credit that have been issued under the revolving credit facility and that are outstanding on such date. In addition, we may incur obligations that do not constitute indebtedness such as commitments to operating leases and commitments to purchase goods and services from specific suppliers related to information technology as disclosed further in the footnotes to our consolidated financial statements included elsewhere in this document. To the extent we incur any of these obligations, the risks associated with our substantial level of indebtedness would increase, which could further limit our financial and operational flexibility.

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
Our senior secured credit agreement contains restrictions that may limit our flexibility in operating our business.
Our senior secured credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•
incur additional indebtedness;

•
pay dividends on, repurchase or make distributions in respect of equity interests or make other share payments;

•
make certain investments;

•
sell certain assets;

•
create liens on certain assets to secure debt;

•
consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•
enter into certain transactions with affiliates; and

•
designate our subsidiaries as unrestricted subsidiaries.

In addition, under our senior secured credit agreement, we are required to satisfy and maintain compliance with a first lien net leverage ratio. Our ability to meet this requirement can be affected by events beyond our control and, in the longer term, we may not be able to meet such requirement. A breach of any of these covenants could result in a default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit under our senior secured credit agreement. If we are unable to repay those amounts, the lenders under our senior secured credit agreement could take action or exercise remedies, including proceedings against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the lenders under our senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts outstanding under our senior secured credit agreement, as well as our other indebtedness.

Our pension and post-retirement benefit plans are underfunded and will require future cash contributions, which could be higher than we expect and could have a material adverse effect on our financial condition and liquidity.
We sponsor pension and post-retirement benefit plans in and outside of the U.S. As of December 31, 2016, our U.S. and non-U.S. pension and post-retirement benefit plans were underfunded by an aggregate of  $134 million. We are required to make cash contributions to these plans in the future, and those cash contributions could be significant. In 2017, we expect to make cash contributions of approximately $3 million in the aggregate to our U.S. and non-U.S. pension and post-retirement benefit plans, which we believe will be sufficient to meet the minimum funding requirements. However, our future funding obligations for our pension and post-retirement benefit plans depend on the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience and any changes in applicable laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement benefit plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
In addition, our pension plans hold investments in equity securities and mutual funds. If the market values of these securities decline, our pension expense and funding requirements will increase. Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under our pension plans. If the performance of assets held in these pension plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have a material adverse effect on our financial condition and liquidity.
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
We have operations in various countries that have differing tax laws and tax rates. A significant portion of our revenue and income is earned in countries with low corporate tax rates. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties and the estimated values of deferred tax assets and liabilities. Such changes, which, among other reasons, may arise from ongoing inter-governmental and Organization for Economic Cooperation and Development (OECD)-led proposals on international corporate taxation, specific changes in the U.K. to the tax deductibility of interest and proposed changes to the U.S. tax system, including border adjustments, could result in an increase in the effective tax rate applicable to all or a portion of our income, which would adversely affect our financial performance.
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
In June 2016, a majority of voters in the U.K. elected to withdraw from the E.U. in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainties and instability in financial and trade markets. As an E.U. member state, the U.K. and U.K.-based businesses have access to strong financial and trade relationships, including the E.U. Single Market. Given the lack of precedent, it is unclear how a potential withdrawal of the U.K. from the E.U. would affect the U.K.’s access to the E.U. Single Market and other important financial and trade relationships and how it would affect us. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Under current E.U. rules, following a withdrawal, the U.K. would not be able to negotiate bilateral trade agreements with member countries of the E.U. In addition, a withdrawal of the U.K. from the E.U. could significantly affect the fiscal, monetary and regulatory landscape, including with respect to data protection and privacy, within the U.K. and could have a material impact on its economy and the future growth of its various industries. Although it is not possible to predict fully the effects of a withdrawal of the U.K. from the E.U., if it were to occur it could have a material adverse effect on our business.
Material modifications of U.S. laws and regulations and existing trade agreements could adversely affect global economic conditions, financial markets and our business, financial condition and results of operations.
Significant changes in U.S. laws and regulations and existing international trade agreements could affect a wide variety of industries and businesses, including our business. Such changes could cause a decline in travel volume and have an adverse impact on the travel industry and, as a result, our business, financial condition and results of operations could be adversely affected.
We have significant operations in Europe that may be adversely affected by the economic and political conditions in the eurozone.
We own and operate subsidiaries in substantially all of the countries in the eurozone. Due to the deterioration of credit and economic conditions in the eurozone, the future of the euro is uncertain. Certain countries in which we operate, including Greece, have received financial aid packages from the E.U., in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures. We continue to monitor the situation in Greece, as well as other countries in the eurozone, and the potential impact on our business. For example, as of December 31, 2016, our total Greece related assets were $21 million, primarily comprised of VAT receivables, trade receivables, and customer loyalty payments and prepaid incentives. It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown.
In addition, key elections are scheduled to take place in Europe in 2017, including in the Czech Republic, France, Germany, the Netherlands, Norway, Portugal, and Slovenia. The uncertainty relating to,

and outcomes of, such pending elections could create adverse political and economic conditions in Europe and worldwide that could affect the global economy, which could adversely affect our business.
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
We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, in 2015, the Court of Justice of the E.U. invalidated the European Commission’s finding that the Safe Harbor program, in which we previously participated, provided adequate data protection according to E.U. standards. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive and politicized issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel related data, as it pertains to individuals, as a result of differing views on the privacy of such data. Our business could be affected by public concerns in some parts of the world about U.S.-based data processing following revelations of National Security Agency surveillance activities, even though these revelations and activities did not involve Travelport. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.
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
The market price of our common shares may be highly volatile and could be subject to wide fluctuations. During 2016, the price of our common shares, as reported by NYSE, ranged from a low of $8.50 on February 9, 2016 to a high of $15.15 on September 27, 2016. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to sell their common shares at or above the purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares or result in fluctuations in the price or trading volume of our common shares include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the travel industry or the failure of securities analysts to cover our common shares; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the travel industry generally or individual scandals, specifically, and general market and economic conditions.
If we do not pay additional cash dividends in the foreseeable future, the price of our common shares may be depressed.
The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our senior secured credit agreement, any future indebtedness or preferred securities or applicable laws and other factors that our Board may deem relevant. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due or (ii) that the realizable value of our assets would thereby be less than our liabilities. As a result, shareholders may not receive any return on an investment in our common shares unless such common shares are sold for a price greater than that for which shareholders paid.
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

We are a Bermuda company, and it may be difficult for shareholders to enforce judgments against us or certain of our directors or officers.
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
Our bye-laws require that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in Bermuda as the exclusive forum for such actions, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
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
Persons who own our common shares may have more difficulty in protecting their interests than persons who are shareholders of a U.S. corporation.
The Companies Act 1981, as amended, of Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result, persons who own our common shares may have more difficulty in protecting their interests than persons who are shareholders of a U.S. corporation.
If we are unable to maintain effective internal control over financial reporting in the future, shareholders may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common shares may be negatively affected.
We are subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls.

We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, and the trading price of our common shares could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters and Corporate Offices
Our principal executive office is located in Langley in the United Kingdom, under a lease with a term of 20 years that expires in June 2022. We also have an office in Atlanta, Georgia, under a lease with a term of 12 years that expires in December 2024.
Operations
Our operational business global headquarters are located in Langley, U.K. Our operational business U.S. headquarters are located in Atlanta, Georgia.
In addition, we have leased facilities in 45 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in leased offices in Denver, Colorado under a lease expiring in November 2025, leased offices in Kansas City, Missouri under a lease expiring in February 2021 and leased offices in Gurgaon, India under a lease expiring in August 2019, with our option to renew. As announced in our Current Report on Form 8-K filed with the SEC on December 5, 2016, we will be consolidating our three existing U.S. technology hubs in Atlanta, Denver and Kansas City into two centers in Atlanta and Denver.
The table below provides a summary of our key facilities, all of which are leased:
Location	Purpose
Langley, United Kingdom	Corporate Headquarters; Operational Business Global Headquarters
Atlanta, Georgia	GDS Operational Business
Atlanta, Georgia	Data Center
Denver, Colorado	Product Development Center
Melbourne, Australia and London, United Kingdom	eNett Operational Business Centers
We recently signed an agreement to divest our 51% interest in IGTS, a Gurgaon-based technology development company.
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

ITEM 3. LEGAL PROCEEDINGS
Consumer Antitrust Class Action
On July 14, 2015 and July 17, 2015, approximately 24 plaintiffs filed purported class action lawsuits against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. and Kolman et al. v. Amadeus IT Group, S.A., Amadeus North America, Inc., Amadeus Americas, Inc., Sabre Corporation f/k/a Sabre Holdings Corporation, Sabre Holdings Corporation, Sabre GLBL Inc., Sabre Travel International Limited, Travelport Worldwide Limited, and Travelport LP d/b/a Travelport.) A consolidated, amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleges violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among us and the other defendants to maintain higher fees and restrict competition for airfare bookings that prevents airline discounting. On January 15, 2016, the defendants moved to dismiss the Amended Complaint. On July 6, 2016, the court granted in part and denied in part defendants’ motion thereby dismissing the plaintiffs’ state law claims for damages in full, but declined to dismiss the plaintiffs’ Sherman Act claim, which seeks injunctive relief. At this time, the outcome of this lawsuit cannot be determined, but we believe the plaintiffs’ claims are without merit, and we will continue to defend the claims vigorously.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Shares
Our common shares are currently traded on the NYSE under the symbol “TVPT.” The following table sets forth the quarterly high and low sales prices per common share as reported by NYSE for 2016 and 2015. At February 20, 2017, the number of shareholders of record was 26.
2016	High	Low
First Quarter	$14.26	$8.50
Second Quarter	$14.82	$11.28
Third Quarter	$15.15	$12.77
Fourth Quarter	$15.14	$12.95
2015	High	Low
First Quarter	$18.30	$14.76
Second Quarter	$17.18	$13.51
Third Quarter	$15.34	$11.91
Fourth Quarter	$15.22	$12.68
Dividend Policy
We paid a dividend on our common shares in each of the four quarters of 2016 and 2015 of  $0.075 per common share. We intend to fund any future dividends from cash generated from our operations. The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our senior secured credit agreement, any future indebtedness or preferred securities or applicable laws and other factors that our Board may deem relevant. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due or (ii) that the realizable value of our assets would thereby be less than our liabilities.
Recent Sales of Unregistered Securities
Since January 1, 2014, we have issued and sold the following securities without registration under the Securities Act of 1933:
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
Equity Awards
From January 1, 2014 to December 31, 2016, we granted 693,296 restricted share units (“RSUs”) and performance share units (“PSUs”) under our equity compensation plans, and we issued 237,198 common shares under our 2013 Long-Term Management Incentive Program.
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
Purchases of Equity Securities By the Issuer and Affiliated Purchases
The following is a summary of our repurchases of common shares by month for the year ended December 31, 2016:
Period	Total number of shares (or units) purchased(a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – 31, 2016	23,417	$12.52	—	—
April 1 – 30, 2016	43,140	$14.49	—	—
June 1 – 30, 2016	3,805	$13.79	—	—
September 1 – 30, 2016	802	$13.91	—	—
October 1 – 31, 2016	44,693	$14.22	—	—
Total	115,857	$13.96	—	—

(a)
Includes common shares that we withheld to satisfy employees’ tax liabilities attributable to the vesting of RSUs and PSUs.

Performance Graph
The following graph and table show the cumulative total shareholder return of our common shares against the cumulative total returns of the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index from September 25, 2014 and ending December 31, 2016. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe, and the Dow Jones U.S. Travel & Leisure Index measures the performance of U.S. stocks in the travel and leisure sector. The graph and the table depict the result of an investment on September 25, 2014 of  $100 in our common shares, the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index, including investment of dividends. Historic share performance is not necessarily indicative of future share price performance.
Company/Index	Base Period 9/25/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Travelport Worldwide Limited	$100	$100.37	$110.21	$102.71	$85.21	$82.22	$80.69	$85.91	$81.53	$95.59	$90.15
Russell 2000 Index	$100	$99.28	$108.94	$113.64	$114.12	$100.52	$104.13	$102.55	$106.44	$116.07	$126.32
Dow Jones U.S. Travel & Leisure Index	$100	$100.55	$110.19	$114.47	$110.74	$110.69	$116.69	$119.13	$109.51	$115.69	$125.53

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated historical financial information and other data as of the dates and for the periods indicated as set out below:
•
The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

•
The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and the related notes thereto not included in this Annual Report on Form 10-K.

In May 2011, we completed the sale of our Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Ltd. (“Kuoni”) which qualified to be reported as discontinued operations. The gain from the disposal of the GTA business and the results of operations of the GTA business were presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows. In connection with this sale, we agreed to indemnify Kuoni up to January 2018 for certain potential tax liabilities relating to pre-sale. An estimate of our obligations under those indemnities is included within other non-current liabilities on our consolidated balance sheets. During the years ended December 31, 2013 and 2012, we either settled certain of our obligations under those indemnities and/or determined the liabilities would not be payable due to the expiration of the statute of limitations and realized a gain which was included within “Gain from disposal of discontinued operations, net of tax” in our consolidated statements of operations.
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

Consolidated Statements of Operations Data
	Year ended December 31,
(in $ thousands, except per share data)	2016	2015	2014	2013	2012
Net revenue	$2,351,356	$2,221,020	$2,148,159	$2,076,358	$2,001,528
Operating income	200,613	190,523	160,950	208,128	137,705
Income (loss) from continuing operations before income taxes and share of (losses) earnings in equity method investments	44,799	48,007	130,912	(196,892)	(201,942)
Net income (loss) from continuing operations	15,046	20,210	91,300	(206,960)	(298,509)
Net income (loss)	15,046	20,210	91,300	(202,501)	(291,746)
Net income (loss) attributable to the Company	16,820	16,332	86,494	(205,956)	(292,126)
Income (loss) per share – Basic:
Income (loss) per share – continuing operations	$0.14	$0.13	$1.01	$(4.62)	$(36.76)
Basic income (loss) per share	$0.14	$0.13	$1.01	$(4.52)	$(35.93)
Income (loss) per share – Diluted:
Income (loss) per share – continuing operations	$0.13	$0.13	$0.98	$(4.62)	$(36.76)
Diluted income (loss) per share	$0.13	$0.13	$0.98	$(4.52)	$(35.93)
Cash dividends declared per common share	$0.300	$0.300	$0.075	—	—

Consolidated Balance Sheets Data
	As of December 31,
(in $ thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$139,938	$154,841	$138,986	$153,723	$109,827
Total current assets (excluding cash and cash equivalents)(1)	302,313	310,300	272,930	312,361	321,784
Property and equipment, net	431,046	459,848	413,770	428,418	415,894
Goodwill and other intangible assets, net	1,904,655	1,915,916	1,930,264	1,971,249	2,017,471
All other non-current assets(1)(2)	55,977	64,524	135,634	222,517	291,485
Total assets	$2,833,929	$2,905,429	$2,891,584	$3,088,268	$3,156,461
Total current liabilities	$601,337	$579,090	$555,072	$680,644	$695,480
Long-term debt(2)	2,281,210	2,363,035	2,384,210	3,528,493	3,865,543
All other non-current liabilities(1)	287,164	286,162	290,322	189,643	280,952
Total liabilities	3,169,711	3,228,287	3,229,604	4,398,780	4,841,975
Total equity (deficit)	(335,782)	(322,858)	(338,020)	(1,310,512)	(1,685,514)
Total liabilities and equity	$2,833,929	$2,905,429	$2,891,584	$3,088,268	$3,156,461

(1)
In the fourth quarter of 2016, we early adopted the U.S. GAAP guidance on balance sheet presentation of deferred tax assets and liabilities, whereby all deferred tax assets and liabilities in a jurisdiction, along with any related valuation allowance, are classified as non-current assets or liabilities on the consolidated balance sheet. As of December 31, 2016, we netted $13 million of deferred tax assets and deferred tax liabilities and reclassified $5 million of current deferred tax assets and $0 of current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on our consolidated balance sheets. The prior period information was not retrospectively adjusted.

(2)
As of January 1, 2016, we adopted the U.S. GAAP guidance on reclassification of unamortized debt finance costs, previously disclosed as an asset on the consolidated balance sheets, to be presented as a direct deduction from the carrying value of the associated debt liability. As a result, we have reclassified our unamortized debt finance costs of  $24 million, included within other non-current assets, related to the term loans as of December 31, 2015 and have presented these costs as a deduction from the carrying value of the long-term debt. The corresponding amounts shown above for non-current assets and long-term debt as of December 31, 2014, 2013 and 2012 have not been restated to deduct unamortized debt finance costs of  $28 million, $28 million and $66 million as of each balance sheet date, respectively, since the impact of the adoption of this guidance was not material to our consolidated financial statements.

Consolidated Statements of Cash Flows Data
	Year Ended December 31,
(in $ thousands)	2016	2015	2014	2013	2012
Net cash provided by operating activities	$299,019	$262,223	$58,451	$100,471	$180,527
Net cash (used in) provided by investing activities	(122,469)	(166,311)	225,999	(96,003)	(88,887)
Net cash (used in) provided by financing activities	(190,747)	(78,037)	(297,383)	39,607	(105,703)
Effects of changes in exchange rates on cash and cash equivalents	(706)	(2,020)	(1,804)	(179)	(353)
Net (decrease) increase in cash and cash equivalents	$(14,903)	$15,855	$(14,737)	$43,896	$(14,416)

Selected Quarterly Consolidated Financial Data—Unaudited
Provided below is selected unaudited quarterly financial data for 2016 and 2015:
	2016
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$609,263	$605,905	$590,756	$545,432
Cost of revenue	362,677	376,605	351,534	339,830
Operating income	79,868	37,760	62,235	20,750
Net income (loss)	17,181	(14,429)	21,404	(9,110)
Net income (loss) attributable to the Company	16,585	(14,831)	20,838	(5,772)
Income (loss) per share from continuing operations:
Basic	0.13	(0.12)	0.17	(0.05)
Diluted	0.13	(0.12)	0.17	(0.05)
	2015
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$572,128	$554,202	$559,837	$534,853
Cost of revenue	349,231	335,050	335,724	320,400
Operating income	33,749	63,146	54,091	39,537
Net (loss) income	(7,108)	16,409	4,950	5,959
Net (loss) income attributable to the Company	(8,141)	15,328	3,680	5,465
(Loss) income per share:
Basic	(0.07)	0.13	0.03	0.04
Diluted	(0.07)	0.12	0.03	0.04

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with our consolidated financial statements and accompanying notes reported in accordance with U.S. GAAP and included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements.”
Overview
We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary B2B travel commerce platform. In 2016, we processed approximately $79 billion of travel spending. Since 2012, we have strategically invested in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the year ended December 31, 2016, Air, Beyond Air and Technology Services represented 70%, 25% and 5%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 125 LCCs. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our Travel Commerce Platform.
Beyond Air
We have expanded our Travel Commerce Platform with a fast growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, payment solutions, digital services, advertising and other platform services.
For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators.
For payment solutions, eNett’s core offering is VANs that automatically generate unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable.
Following our acquisition of Travelport Digital (formerly, MTT) in July 2015, we also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.

In addition to hospitality, payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,000 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta. In addition, we own 51% of IGTS, a technology development services provider based in Gurgaon, India that is used for both internal and external software development. We recently signed an agreement to divest our 51% interest in IGTS.
Management Performance Metrics
Our management team monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of changes in both Reported Segments and RevPas. Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, digital services, advertising and other platform services. Reported Segments is defined as travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use other GAAP and non-GAAP measures as performance metrics.
The table below sets out our performance metrics:
(in $ thousands, except per share data, Reported Segments and RevPas)	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015		%	2015	2014		%
Net revenue	$2,351,356	$2,221,020	$130,336	6	$2,221,020	$2,148,159	$72,861	3
Operating income	200,613	190,523	10,090	5	190,523	160,950	29,573	18
Net income	15,046	20,210	(5,164)	(26)	20,210	91,300	(71,090)	(78)
Income per share – diluted (in $)	0.13	0.13	—	—	0.13	0.98	(0.85)	(87)
Adjusted EBITDA(1)	574,349	535,027	39,322	7	535,027	540,113	(5,086)	(1)
Adjusted Operating Income(2)	340,898	305,319	35,579	12	305,319	308,407	(3,088)	(1)
Adjusted Net Income (Loss)(3)	154,494	122,345	32,149	26	122,345	(10,520)	132,865	*
Adjusted Income (Loss) per Share – diluted(4) (in $)	1.23	1.00	0.23	23	1.00	(0.12)	1.12	*
Net cash provided by operating activities	299,019	262,223	36,796	14	262,223	58,451	203,772	*
Free Cash Flow(5)	191,559	156,128	35,431	23	156,128	(53,272)	209,400	*
Adjusted Free Cash Flow(6)	155,840	134,127	21,713	16	134,127	(38,510)	172,637	*
Reported Segments (in thousands)	338,344	341,552	(3,208)	(1)	341,552	356,029	(14,477)	(4)
Travel Commerce Platform RevPas (in $)	$6.59	$6.13	$0.46	7	$6.13	$5.70	$0.43	8

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

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that are excluded under our debt covenants, such as gain on the sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on euro denominated debt and earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions.

(4)
Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.

(5)
Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, less cash used for additions to property and equipment.

(6)
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

The following table provides a reconciliation of net income to Adjusted Net Income and to Adjusted EBITDA:
	Year Ended December 31,
(in $ thousands)	2016	2015	2014
Net income	$15,046	$20,210	$91,300
Adjustments:
Amortization of intangible assets(1)	47,095	71,567	77,300
Loss on early extinguishment of debt	4,333	—	107,590
Share of losses in equity method investments	—	671	1,084
Gain on sale of shares of Orbitz Worldwide	—	(6,271)	(355,750)
Equity-based compensation and related taxes	31,788	28,875	43,906
Corporate and restructuring costs(2)	38,772	19,226	13,904
Impairment of long-lived assets(3)	11,152	—	1,626
Other – non cash(4)	17,646	(13,527)	10,721
Tax impact of adjustments(5)	(11,338)	1,594	(2,201)
Adjusted Net Income (Loss)	154,494	122,345	(10,520)
Adjustments:
Interest expense, net(6)	145,313	157,442	278,198
Remaining provision for income taxes	41,091	25,532	40,729
Adjusted Operating Income	340,898	305,319	308,407
Adjustments:
Depreciation and amortization of property and equipment	162,314	162,661	155,548
Amortization of customer loyalty payments	71,137	67,047	76,158
Adjusted EBITDA	$574,349	$535,027	$540,113

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group (“Blackstone”) in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activity (see Note 9—Restructuring Charges to our consolidated financial statements included in this Annual Report on Form 10-K).

(3)
Impairment of long-lived assets primarily relates to an $8 million impairment of capitalized software and a $3 million impairment of customer loyalty payments for the year ended December 31, 2016 and a $2 million impairment of non-current assets for the year ended December 31, 2014.

(4)
Other—non cash includes (i) unrealized losses (gains) on foreign currency derivatives contracts and revaluation losses (gains) on our euro denominated debt of  $11 million, $(2) million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively, (ii) unrealized loss (gain) on interest rate derivative instruments of  $6 million and $(9) million for the years ended December 31, 2016 and 2015, respectively, and (iii) other losses (gains) of  $1 million, $(3) million and $(2) million for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)
Tax impact of adjustments primarily relates to equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(6)
Interest expense, net, excludes the impact of unrealized loss (gain) of  $6 million and $(9) million on interest rate derivative contracts for the years ended December 31, 2016 and 2015, respectively, which is included within “Other—non cash.”

The following table provides a reconciliation of income per share – diluted to Adjusted Income per Share—diluted:
	Year Ended December 31,
(in $)	2016	2015	2014
Income per share – diluted	$0.13	$0.13	$0.98
Per share adjustments to net income to determine Adjusted Income (Loss) per Share – diluted	1.10	0.87	(1.10)
Adjusted Income (Loss) per Share – diluted	$1.23	$1.00	$(0.12)

We have included Adjusted Income (Loss) per Share – diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share – diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income (loss) and net income (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated statements of operations.
For a discussion of Free Cash Flow and Adjusted Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
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

•
Pricing Trends for Air Travel Distribution: In recent years, the airline industry, especially in the United States and Europe, has undergone a rapid wave of consolidation, resulting in capacity moderation and increased pricing power for airlines. Airlines around the world also are addressing factors such as fluctuations in fuel and increases in labor and operating costs, which are putting pressure on their margins. Although network airlines are focused on reducing overhead costs, such as the cost of distribution through a traditional GDS, they are also looking for ways to increase their yield through sales of ancillaries, sales to higher-yield passengers, such as business travelers, and growing the number of higher value bookings outside of their home markets. Our Travel Commerce Platform enables airlines to substantially increase their distribution reach through away bookings, which we price at a premium to home bookings. As this part of our business grows, our financial performance will benefit. Our Travel Commerce Platform offers a broad portfolio of value-added functionalities that enables airlines to effectively pursue these revenue enhancing initiatives. The ability of our platform to add this value is unique in the indirect distribution channel, which allows us to enter into value-linked pricing of airline contracts that shift the focus of the negotiation away from cost and onto value creation. As a result, we have been able to grow our RevPas over the last two years even when traditional GDS air segment fees have been under pressure.
We believe that securing the content of the world’s leading airlines is value-enhancing for our Travel Commerce Platform, and as a result, we have entered into full content agreements with an increasing number of airlines over recent years. We have full content or distribution parity agreements with approximately 120 airlines, including LCCs, worldwide. These agreements accounted for 69% of our Air revenue for the year ended December 31, 2016. We offer airlines a discount for giving us access to this content. Contracts with airlines that do not provide us with this preferential access include terms that generally allow us to increase segment fees on thirty days notice. The mix of types of airline agreements on our Travel Commerce Platform will continue to impact our revenue. Our value-based pricing model has been instrumental in driving RevPas growth in recent years.
Travel agency commissions constitute a large portion of our operating costs and continue to increase due to competitive factors. We utilize the differentiated and industry leading features, functionality and innovative solutions offered on our Travel Commerce Platform to manage the commissions we pay to travel agencies.
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

Increasingly, we believe that LCCs desire to grow their away bookings, reach leisure travelers seeking complex itineraries typically booked through travel agencies and increase their access to business travelers that use corporate booking tools accessible through GDSs. In addition, we believe that LCCs desire to sell their products, including ancillaries, through the indirect channel in the same manner they sell through the direct channel. Unlike a traditional GDS, we provide XML connectivity and merchandising capabilities, and, therefore, believe we are a natural partner for LCCs. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several prominent and fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our fully integrated Travel Commerce Platform.
•
Consolidations Within the Travel Industry: The travel industry has experienced consolidation, including airline mergers and alliances, as well as among travel agencies. Examples in the airline industry include the merger of Delta and Northwest Airlines, the merger of United Airlines and Continental Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines and the acquisition of Virgin America by Alaska Air Group. We have been impacted by consolidations within the airline industry in the past. Further consolidation among airlines could increase our customer concentration, reduce airline seat capacity and increase the negotiating ability of airline travel providers.

The travel industry also has experienced consolidation among travel agencies, including large OTAs, as well as competition for travel agency customers. For example, in September 2015, Expedia acquired Orbitz Worldwide, after acquiring Travelocity in January 2015. Further consolidation among travel agencies could increase our customer concentration and increase the ability of travel agencies to negotiate higher incentives or customer loyalty payments.

•
Growing Demand for Improved Distribution in the Fragmented Hotel Industry: The hotel industry remains highly fragmented, with the top ten global hotel chains representing less than 30% of room revenue in every region except North America and Australasia, according to Euromonitor International. The majority of hotels that currently distribute through traditional GDSs consist of large chain hotels that represent a small percentage of total hotel inventory. Independent hotels, as well as small and mid-size chain hotels, have been historically left outside of the traditional GDS distribution channel primarily due to technology connectivity issues. Developments in technology and the ability to aggregate hotel content from OTAs through meta-search technology, however, have created a significant opportunity for growth in this area of distribution, including targeting business travelers. We have already seen the impact of these trends through the growth in our hotel bookings and believe we are well positioned to meet the growing needs of independent hotels and small- to medium-sized chain hotels through our specifically tailored technology solutions.

•
Growth in Technology Enabled B2B Payment Solutions: Traditionally, travel payments from travel agencies to travel providers have been settled through a variety of methods, such as cash, EFTs, corporate cards, lodge cards and other methods. All of these traditional payment methods bear numerous inefficiencies as well as significant credit-related and fraud-related risks that are costly and time consuming leaving a “white space” for an alternative innovative model, such as VANs. Growth in technology enabled B2B payment solutions benefits us directly through our majority ownership of eNett. In 2016, eNett generated revenue of  $150 million, representing a 64% increase from 2015. We expect eNett to increase its penetration rate in the travel industry and continue to increase its share of our revenue growth.

Factors Affecting the Company
Factors affecting our results of operations, but not necessarily our entire industry, include:
•
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in percentages)	2016	2015	2014
Asia Pacific	23	22	20
Europe	32	30	30
Latin America and Canada	5	5	4
Middle East and Africa	13	14	14
International	73	71	68
United States	27	29	32
Travel Commerce Platform	100	100	100

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
•
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 37,000 car rental locations, over 50 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2016.
In general, our business is characterized by multi-year travel provider and travel agency contracts. In 2016, we had 66 planned airline contract renewals, and we successfully renewed substantially all of such contracts. We currently have 59 and 36 planned airline contract renewals in 2017 and 2018, respectively, including contracts which roll on annual basis. Travel agency contracts representing approximately 18%, 23%, and 59% of 2016 revenue are up for renewal in 2017, 2018, and beyond, respectively. We cannot guarantee that we will be able to renew our travel provider or travel agency agreements in the future on favorable economic terms, or at all.
•
Renegotiated Legacy Contracts: In February 2014, we entered into a renegotiated long-term agreement under which Orbitz Worldwide uses our services in the United States and other countries. Under the agreement, we paid incremental benefits in 2014, and since then, we have paid and will continue to pay further increased fees for each air, car and hotel segment. Since 2015, Orbitz Worldwide has wider flexibility to use traditional GDS providers for services. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met.

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
•
Seasonality: Our revenue can experience seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue typically peaks during the first two quarters of the year as travelers plan and purchase their upcoming spring and summer travel.

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

•
Subscription Fee Model: We collect subscription fees from travel agencies, internet sites and other subscribers to access the applications on our Travel Commerce Platform, including providing the ability to access schedule and fare information, book reservations and issue tickets. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.

Technology Services
We collect fees, generally on a monthly basis under long-term contracts, for providing critical hosting solutions and other services to airlines such as pricing, shopping, ticketing, ground handling and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.
Cost of Revenue
Cost of revenue consists primarily of:
•
Commissions: Payments or other consideration to travel agencies and NDCs for reservations made on our Travel Commerce Platform that accrue on a monthly basis. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract and includes customer loyalty payments. The variable and amortized portion of the upfront incentive consideration is recorded within cost of revenue. Cost of revenue also includes incentive considerations to travel agencies and bank service charges for payment solutions.

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

•
telecommunication and technology costs related to maintaining the networks between us and our travel providers and our hosting solutions; and

•
salaries and benefits paid to employees for the development, delivery and implementation of software; the maintenance of mainframes, servers and software used in our data center; and costs related to call center operations.

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
Gain (Loss) on Early Extinguishment of Debt
Gain (loss) on early extinguishment of debt is primarily comprised of  (i) (gain) loss on extinguishment of debt, (ii) unamortized debt finance costs and debt discounts written-off and (iii) early repayment penalties related to our financing arrangements.
Provision of Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
Share of Earnings (Losses) in Equity Method Investments
We recorded earnings (losses) in relation to our proportional share of ownership of equity method investments which was comprised of Orbitz Worldwide until July 22, 2014 and Travelport Locomote from February 4, 2014 until October 8, 2015. We discontinued the equity method of accounting upon our substantial sale of shares of common stock of Orbitz Worldwide during 2014, with its remaining shares of common stock sold in the first quarter of 2015. We increased our ownership interest in Travelport Locomote on October 8, 2015 from 49% to 55% and to 96% in 2016.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$2,351,356	$2,221,020	$130,336	6
Costs and expenses
Cost of revenue	1,430,646	1,340,405	90,241	7
Selling, general and administrative	510,688	455,864	54,824	12
Depreciation and amortization	209,409	234,228	(24,819)	(11)
Total costs and expenses	2,150,743	2,030,497	120,246	6
Operating income	200,613	190,523	10,090	5
Interest expense, net	(151,481)	(148,787)	(2,694)	(2)
Loss on early extinguishment of debt	(4,333)	—	(4,333)	*
Gain on sale of shares of Orbitz Worldwide	—	6,271	(6,271)	(100)
Income before income taxes and share of losses in equity method investment	44,799	48,007	(3,208)	(7)
Provision for income taxes	(29,753)	(27,126)	(2,627)	(10)
Share of losses in equity method investment	—	(671)	671	100
Net income	$15,046	$20,210	$(5,164)	(26)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Air	$1,651,316	$1,603,302	$48,014	3
Beyond Air	579,133	491,855	87,278	18
Travel Commerce Platform	2,230,449	2,095,157	135,292	6
Technology Services	120,907	125,863	(4,956)	(4)
Net revenue	$2,351,356	$2,221,020	$130,336	6

For the year ended December 31, 2016, net revenue increased by $130 million, or 6%, compared to the year ended December 31, 2015. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $135 million, or 6%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Year Ended December 31,		Change
	2016	2015		%
Travel Commerce Platform RevPas (in $)	$6.59	$6.13	$0.46	7
Reported Segments (in thousands)	338,344	341,552	(3,208)	(1)

The increase in Travel Commerce Platform revenue of  $135 million, or 6%, was due to a $48 million, or 3%, increase in Air revenue and an $87 million, or 18%, increase in Beyond Air revenue. Overall, there was a 7% increase in Travel Commerce Platform RevPas, offset by a 1% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform decreased to $78.8 billion for the year ended December 31, 2016 from $82.4 billion for the year ended December 31, 2015 as a result of a decrease in segments in the U.S. and Middle East and Africa, a reduction in average ticket prices in line with global trends and fluctuation in foreign currency exchange rates. Our percentage of Air segment revenue from away bookings increased to 67% from 65%. We increased our car rental days sold to 94 million from 91 million and our hotel room nights sold to 66 million from 65 million, with our hospitality segments per 100 airline tickets issued remaining stable at 47.
The table below sets forth Travel Commerce Platform revenue by region:
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Asia Pacific	$512,521	$459,557	$52,964	12
Europe	722,058	634,238	87,820	14
Latin America and Canada	106,834	99,228	7,606	8
Middle East and Africa	290,068	289,477	591	—
International	1,631,481	1,482,500	148,981	10
United States	598,968	612,657	(13,689)	(2)
Travel Commerce Platform	$2,230,449	$2,095,157	$135,292	6

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015		%	2016	2015	$	%
Asia Pacific	66,674	63,537	3,137	5	$7.69	$7.23	$0.46	6
Europe	82,515	81,350	1,165	1	$8.75	$7.80	$0.95	12
Latin America and Canada	17,377	16,881	496	3	$6.15	$5.88	$0.27	5
Middle East and Africa	37,387	38,550	(1,163)	(3)	$7.76	$7.51	$0.25	3
International	203,953	200,318	3,635	2	$8.00	$7.40	$0.60	8
United States	134,391	141,234	(6,843)	(5)	$4.46	$4.34	$0.12	3
Travel Commerce Platform	338,344	341,552	(3,208)	(1)	$6.59	$6.13	$0.46	7

International
Our International Travel Commerce Platform revenue increased $149 million, or 10%, due to an 8% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing and merchandising, and the increase in Beyond Air was primarily driven by growth in payment solutions and expansion into digital services. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 73% for the year ended December 31, 2016 compared to 71% for the year ended December 31, 2015.
Asia Pacific
Revenue in Asia Pacific increased $53 million, or 12%, due to a 6% increase in RevPas and a 5% increase in Reported Segments. RevPas increased due to revenue growth in Air and payment solutions growth and expansion into digital services in Beyond Air. Reported Segments increased due to growth in India, South Korea and Hong Kong.

Europe
Revenue in Europe increased $88 million, or 14%, due to a 12% increase in RevPas and a 1% increase in Reported Segments. RevPas increased primarily due to revenue growth in Air and payment solutions in Beyond Air. Reported Segments increased mainly due to growth in Greece, Russia and France, partially offset by a decline in Italy.
Latin America and Canada
Revenue in Latin America and Canada increased $8 million, or 8%, due to a 5% increase in RevPas and a 3% increase in Reported Segments. The increase in RevPas was due to revenue growth in both Air and Beyond Air, primarily driven by expansion into digital services. Reported Segments experienced growth in Colombia, Argentina and Brazil, partially offset by a decline in Canada.
Middle East and Africa
Revenue in the Middle East and Africa increased marginally by $1 million.
United States
Revenue in the United States decreased $14 million, or 2%, primarily due to a 5% decrease in Reported Segments, partially offset by a 3% increase in RevPas. The decrease in Reported Segments was primarily driven by the impact of the renegotiated contract with Orbitz Worldwide in 2014, partially offset by growth in other parts of our Travel Commerce Platform. The increase in RevPas was primarily due to growth in Beyond Air revenue.
Technology Services
Technology Services revenue decreased $5 million, or 4%, primarily due to a reduction in hosting solutions and development revenue.
Cost of Revenue
Cost of revenue is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Commissions	$1,104,005	$1,029,002	$75,003	7
Technology costs	326,641	311,403	15,238	5
Cost of revenue	$1,430,646	$1,340,405	$90,241	7

Cost of revenue increased by $90 million, or 7%, as a result of a $75 million, or 7%, increase in commission costs and a $15 million, or 5%, increase in technology costs. Commissions increased due to a 4% increase in travel distribution costs per segment, primarily driven by mix and pricing, an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent and incremental commission costs from our payment solutions business. This increase was partially offset by a 1% decrease in Reported Segments, reduction in commissions resulting from our acquisition of our distributor in Japan and favorable foreign currency exchange movement. Commissions include amortization of customer loyalty payments of  $71 million and $67 million for the years ended December 31, 2016 and 2015, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased due to continued expansion of our operations through acquisitions and further investments in technology.

Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Workforce	$330,532	$311,108	$19,424	6
Non-workforce	86,966	101,527	(14,561)	(14)
Sub-total	417,498	412,635	4,863	1
Non-core corporate costs	93,190	43,229	49,961	116
SG&A	$510,688	$455,864	$54,824	12

SG&A expenses increased by $55 million, or 12%, during the year ended December 31, 2016 compared to December 31, 2015. SG&A expenses include $93 million and $43 million of charges for the years ended December 31, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased by $5 million, or 1%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $19 million, or 6%, primarily as result of increased wages and benefits due to headcount increases related to the expansion of our Travel Commerce Platform through acquisitions and go-to-market capabilities and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $15 million, or 14%, primarily due to lower realized foreign exchange losses and reduced administrative expenses.
Non-core corporate costs of  $93 million and $43 million for the years ended December 31, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of  $50 million, or 116%, is primarily due to a $20 million increase in corporate and restructuring costs, which primarily relates to restructuring costs relating to our technology transformation program, a $13 million fluctuation in unrealized foreign exchange gains and losses on foreign currency derivative contracts, an $11 million of impairment of long-lived assets recognized in 2016 and a $3 million increase in equity-based compensation.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2016	2015	$	%
Depreciation on property and equipment	$162,314	$162,661	$(347)	—
Amortization of acquired intangible assets	47,095	71,567	(24,472)	(34)
Total depreciation and amortization	$209,409	$234,228	$(24,819)	(11)

Total depreciation and amortization decreased by $25 million, or 11%, primarily due to a decrease in the amortization of acquired intangible assets as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, increased $3 million, or 2%, due to a $15 million adverse impact of fair value changes on our interest rate swaps, offset by a $12 million decrease due to the lower outstanding balance of term loans under our senior secured credit agreement and a decrease in the interest rate on such term loans from 5.75% during the year ended December 31, 2015 to 5.00% from June 2016 to December 2016.

Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement to reduce the interest rate on our term loans by 75 basis points. In connection with this amendment, certain lenders were repaid partially or in full. In September 2016, we voluntarily prepaid $50 million principal amount of the term loans outstanding under our senior secured credit agreement. Further in December 2016, we prepaid $14 million of other indebtedness. These transactions resulted in a $4 million loss on early extinguishment of debt resulting from the write-off of unamortized debt finance costs and debt discount.
Gain on Sale of Shares of Orbitz Worldwide
In February 2015, we sold all of our remaining shares of common stock of Orbitz Worldwide, which were classified as available-for-sale securities, and realized a gain of  $6 million for 2015.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
Share of Losses in Equity Method Investments
Our share of losses in equity method investments was $1 million for the year ended December 31, 2015, which reflected our 49% of ownership interest in Travelport Locomote until October 8, 2015, subsequent to which date we obtained a controlling interest.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Net revenue	$2,221,020	$2,148,159	$72,861	3
Costs and expenses
Cost of revenue	1,340,405	1,323,889	16,516	1
Selling, general and administrative	455,864	430,472	25,392	6
Depreciation and amortization	234,228	232,848	1,380	1
Total costs and expenses	2,030,497	1,987,209	43,288	2
Operating income	190,523	160,950	29,573	18
Interest expense, net	(148,787)	(278,198)	129,411	47
Loss on early extinguishment of debt	—	(107,590)	107,590	100
Gain on sale of shares of Orbitz Worldwide	6,271	355,750	(349,479)	(98)
Income before income taxes and share of losses in equity method investments	48,007	130,912	(82,905)	(63)
Provision for income taxes	(27,126)	(38,528)	11,402	30
Share of losses in equity method investments	(671)	(1,084)	413	38
Net income	$20,210	$91,300	$(71,090)	(78)

Net Revenue
Net revenue is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Air	$1,603,302	$1,606,575	$(3,273)	—
Beyond Air	491,855	424,118	67,737	16
Travel Commerce Platform	2,095,157	2,030,693	64,464	3
Technology Services	125,863	117,466	8,397	7
Net revenue	$2,221,020	$2,148,159	$72,861	3

For the year ended December 31, 2015, net revenue increased by $73 million, or 3%, compared to the year ended December 31, 2014. This increase was driven by an increase in Travel Commerce Platform revenue of  $64 million, or 3%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Year Ended December 31,		Change
	2015	2014		%
Travel Commerce Platform RevPas (in $)	$6.13	$5.70	$0.43	8
Reported Segments (in thousands)	341,552	356,029	(14,477)	(4)
The increase in Travel Commerce Platform revenue of  $64 million, or 3%, was due to a $68 million, or 16%, increase in our Beyond Air revenue, offset by a $3 million decrease in Air revenue. Overall, there was an 8% increase in Travel Commerce Platform RevPas, offset by a 4% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue as a result of growth in hospitality and payment solutions, as well as our expansion into digital services. The value of transactions processed on our Travel Commerce Platform decreased to $82 billion for the year ended December 31, 2015 from $90 billion for the year ended December 31, 2014 as a result of a decrease in segments in the U.S. and Europe and a reduction in average ticket prices in line with global trends. Our airlines tickets issued decreased to 117 million from 122 million, and our percentage of Air segment revenue from away bookings increased to 65% from 62%. We increased our hospitality segments per 100 airline tickets issued to 47 from 43, our car rental days sold to 91 million from 85 million and our hotel room nights sold to 65 million from 63 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Asia Pacific	$459,557	$400,051	$59,506	15
Europe	634,238	615,005	19,233	3
Latin America and Canada	99,228	87,915	11,313	13
Middle East and Africa	289,477	280,214	9,263	3
International	1,482,500	1,383,185	99,315	7
United States	612,657	647,508	(34,851)	(5)
Travel Commerce Platform	$2,095,157	$2,030,693	$64,464	3

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014		%	2015	2014	$	%
Asia Pacific	63,537	58,016	5,521	10	$7.23	$6.90	$0.33	5
Europe	81,350	86,073	(4,723)	(5)	$7.80	$7.15	$0.65	9
Latin America and Canada	16,881	15,301	1,580	10	$5.88	$5.75	$0.13	2
Middle East and Africa	38,550	38,805	(255)	(1)	$7.51	$7.22	$0.29	4
International	200,318	198,195	2,123	1	$7.40	$6.98	$0.42	6
United States	141,234	157,834	(16,600)	(11)	$4.34	$4.10	$0.24	6
Travel Commerce Platform	341,552	356,029	(14,477)	(4)	$6.13	$5.70	$0.43	8

International
Our International Travel Commerce Platform revenue increased $99 million, or 7%, due to a 6% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved mix and merchandising, and Beyond Air was primarily driven by growth in payment solutions, hospitality and advertising, as well as expansion into digital services. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 71% for the year ended December 31, 2015 compared to 68% for the year ended December 31, 2014.
Asia Pacific
Revenue in Asia Pacific increased $60 million, or 15%, due to a 10% increase in Reported Segments and a 5% increase in RevPas. RevPas increased primarily due to revenue growth in Air, payment solutions and digital services in Beyond Air. Reported Segments increased due to strong growth in India, Hong Kong, South Korea and Australia.
Europe
Revenue in Europe increased $19 million, or 3%, due to a 9% increase in RevPas, partially offset by a 5% decrease in Reported Segments. RevPas increased primarily due to revenue from payment solutions, hospitality and expansion into digital services. Reported Segments decreased mainly due to geopolitical factors in the Ukraine, Russia and Greece, as well as some volume erosion in other parts of Europe, which impacted our performance primarily in the first six months of 2015.
Latin America and Canada
Revenue in Latin America and Canada increased $11 million, or 13%, due to a 10% increase in Reported Segments and a 2% increase in RevPas. The increase in RevPas was mainly driven by expansion into digital services. Reported Segments increased primarily due to strong growth in Canada and Colombia.
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

Technology Services
Technology Services revenue increased $8 million, or 7%, due to continuous growth in application development services and IT solutions, partially offset by the negative impact of our renegotiated Delta hosting contract (effective July 1, 2014).
Cost of Revenue
Cost of revenue is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Commissions	$1,029,002	$1,021,953	$7,049	1
Technology costs	311,403	301,936	9,467	3
Cost of revenue	$1,340,405	$1,323,889	$16,516	1

Cost of revenue increased by $17 million, or 1%, resulting from a $7 million, or 1%, increase in commission costs and a $9 million, or 3%, increase in technology costs. Commissions increased due to a 3% increase in travel distribution costs per segment and incremental commission costs from our payment solutions business, offset by a 4% decrease in Reported Segments. Commissions include amortization of customer loyalty payments of  $67 million and $76 million for the years ended December 31, 2015 and 2014, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $9 million, or 3%, due to continued expansion of our operations and investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Workforce	$311,108	$291,461	$19,647	7
Non-workforce	101,527	68,854	32,673	47
Sub-total	412,635	360,315	52,320	15
Non-core corporate costs	43,229	70,157	(26,928)	(38)
SG&A	$455,864	$430,472	$25,392	6

SG&A expenses increased by $25 million, or 6%, during the year ended December 31, 2015 compared to December 31, 2014. SG&A expenses include $43 million and $70 million of charges for the years ended December 31, 2015 and 2014, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 increased by $52 million, or 15%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $20 million, or 7%. The increase was primarily due to higher employee incentive plan expenses, higher pension expense and increased wages and benefits as a result of headcount and merit increases related to the expansion of our Travel Commerce Platform through acquisitions and go-to-market capabilities. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased $33 million, or 47%. The increase was primarily due to realized losses on foreign exchange hedges and balance sheet revaluation, the benefit of which is offset across cost of revenue and workforce expense, general increases across the cost base to support our Travel Commerce Platform and other incremental public company expenses.
Non-core corporate costs of  $43 million and $70 million for the years ended December 31, 2015 and 2014, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of  $27 million, or 38%, is primarily due to a $15 million decrease in our equity-based compensation and related taxes primarily due to accelerated vesting of our time-based RSUs in the third quarter of 2014 following our initial public offering and a $14 million decrease in unrealized foreign exchange losses on derivatives.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Year Ended December 31,		Change
(in $ thousands)	2015	2014	$	%
Depreciation on property and equipment	$162,661	$155,548	$7,113	5
Amortization of acquired intangible assets	71,567	77,300	(5,733)	(7)
Total depreciation and amortization	$234,228	$232,848	$1,380	1

Total depreciation and amortization increased by $1 million, or 1%. Depreciation on property and equipment increased $7 million, or 5%, primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $6 million, or 7%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
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
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions including the U.S. due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdiction and (iv) certain income or gains which are not subject to tax.
Share of  (Losses) Earnings in Equity Method Investments
Our share of losses in equity method investments was $1 million for the year ended December 31, 2015, which reflected our 49% of ownership interest in Travelport Locomote until October 8, 2015, subsequent to which date we obtained a controlling interest. For the year ended December 31, 2014, our share of losses in equity method investments was primarily from Orbitz Worldwide and was $1 million for the period from January 1, 2014 to July 22, 2014. During the period ended July 22, 2014, these earnings reflect approximately 44% of ownership interest until May 2014 (following our sale of 8.6 million shares of Orbitz Worldwide’s common stock) and approximately 36% of ownership interest from May 2014 until July 22, 2014 when we sold substantially all of our remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our then outstanding term loans. Consequently, we discontinued equity method of accounting for Orbitz Worldwide as of July 22, 2014.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of December 31, 2016, 2015 and 2014, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:
	Year Ended December 31,
(in $ thousands)	2016	2015	2014
Cash and cash equivalents	$139,938	$154,841	$138,986
Cash held as collateral	—	—	25,886
Revolving credit facility availability	116,313	101,280	86,152
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
The table below sets out our working capital as of December 31, 2016 and 2015, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:
	Asset (Liability)
(in $ thousands)	December 31, 2016	December 31, 2015	Change
Accounts Receivable, net	$218,224	$205,686	$12,538
Accrued commissions and incentives	(267,488)	(241,358)	(26,130)
Deferred revenue and prepaid incentives, net	(32,741)	(9,340)	(23,401)
Cash and cash equivalents	139,938	154,841	(14,903)
Accounts payable and employee related	(144,657)	(153,349)	8,692
Accrued interest	(15,215)	(18,800)	3,585
Current portion of long-term debt	(63,558)	(74,163)	10,605
Taxes	9,618	16,850	(7,232)
Other (liabilities) assets, net	(3,207)	5,684	(8,891)
Working Capital	$(159,086)	$(113,949)	$(45,137)
Consolidated Balance Sheets:
Total current assets	$442,251	$465,141	$(22,890)
Total current liabilities	(601,337)	(579,090)	(22,247)
Working Capital	$(159,086)	$(113,949)	$(45,137)

As of December 31, 2016, we had a working capital net liability of  $159 million compared to $114 million as of December 31, 2015, an increase of  $45 million, which is primarily due to a $26 million increase in accrued commissions and incentives, a $23 million increase in deferred revenue and prepaid incentives, net, a $15 million decrease in cash and cash equivalents as discussed in “Cash Flows” below, a $9 million decrease in other (liabilities) assets, net and a $7 million decrease in taxes, partially offset by a $13 million increase in accounts receivable, net, an $11 million decrease in current portion of long-term debt and a $9 million decrease in accounts payable and employee related.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.
The table below sets out information on our accounts receivable:
	December 31, 2016	December 31, 2015	Change
Accounts receivable, net (in $ thousands)	$218,224	$205,686	$12,538
Accounts receivable, net – Days Sales Outstanding (“DSO”)	39	38	1
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2016, Air revenue accounted for approximately 70% of our revenue, however, only 43% of our outstanding receivables related to customers using ACH as of December 31, 2016. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 39 DSO as of December 31, 2016, as compared to 38 DSO as of December 31, 2015. The increase in our DSO is primarily due to the growth of our Beyond Air revenue, in the month of December 2016 compared to December 2015, which contributed to the increase in our accounts receivables, net, balance.
We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2016, our commissions increased by $75 million, or 7%; similarly, the balance in accrued commissions and incentives increased by $27 million, or 11%, primarily due to the timing of payments to third party payables.
The table below sets out our working capital as of December 31, 2015 and 2014, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:
	Asset (Liability)
(in $ thousands)	December 31, 2015	December 31, 2014	Change
Accounts Receivable, net	$205,686	$184,452	$21,234
Accrued commissions and incentives	(241,358)	(259,639)	18,281
Deferred revenue and prepaid incentives, net	(9,340)	(13,637)	4,297
Cash and cash equivalents	154,841	138,986	15,855
Accounts payable and employee related	(153,349)	(132,465)	(20,884)
Accrued interest	(18,800)	(18,021)	(779)
Current portion of long-term debt	(74,163)	(55,750)	(18,413)
Taxes	16,850	17,441	(591)
Other assets (liabilities), net	5,684	(4,523)	10,207
Working Capital	$(113,949)	$(143,156)	$29,207
Consolidated Balance Sheets:
Total current assets	$465,141	$411,916	$53,225
Total current liabilities	(579,090)	(555,072)	(24,018)
Working Capital	$(113,949)	$(143,156)	$29,207

As of December 31, 2015, we had a working capital net liability of  $114 million compared to $143 million as of December 31, 2014, a decrease of  $29 million, which is primarily due to a $21 million increase in accounts receivables, net, an $18 million increase in accrued commissions and incentives, a $16 million increase in cash and cash equivalents as discussed in “Cash Flows” below and a $10 million increase in other assets (liabilities), offset by a $21 million increase in accounts payable and employee related and an $18 million increase in current portion of long-term debt.
The table below sets out information on our accounts receivable:
	December 31, 2015	December 31, 2014	Change
Accounts receivable, net (in $ thousands)	$205,686	$184,452	$21,234
Accounts receivable, net – DSO	38	37	1
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2015, Air revenue accounted for approximately 72% of our revenue, however, only 46% of our outstanding receivables related to customers using ACH as of December 31, 2015. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 38 DSO at December 31, 2015, as compared to 37 DSO at December 31, 2014. The increase in our DSO is primarily due to the growth of our Beyond Air revenue, which along with growth in our Air revenue in the month of December 2015 compared to December 2014, contributed to increase in our accounts receivables, net, balance.
We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2015, our commissions increased by $7 million, or 1%; however, the balance in accrued commissions and incentives decreased by $19 million primarily due to the timing of payments to third party payables.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:
	Year Ended December 31,
(in $ thousands)	2016	2015	2014
Cash provided by (used in):
Operating activities	$299,019	$262,223	$58,451
Investing activities	(122,469)	(166,311)	225,999
Financing activities	(190,747)	(78,037)	(297,383)
Effect of exchange rate changes	(706)	(2,020)	(1,804)
Net (decrease) increase in cash and cash equivalents	$(14,903)	$15,855	$(14,737)

We believe our important measures of liquidity are Free Cash Flow and Adjusted Free Cash Flow. These measures are useful indicators of our ability to generate cash to meet our liquidity demands. We use Free Cash Flow to conduct and evaluate our operating liquidity. We believe it typically presents an alternate measure of cash flows since purchases of property and equipment are a necessary component of our ongoing operations and provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our platform. We believe Adjusted Free Cash Flow provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as cash paid for other adjusting items are unrelated to the underlying business and our capital leases and other indebtedness repayments are primarily related to the development of our operating platforms.

Free Cash Flow and Adjusted Free Cash Flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures have limitations in that they do not represent the total increase or decrease in the cash balance for the period, nor do they represent residual cash flow for discretionary expenditures. These measure should not be considered as measures of liquidity or cash flows from operations as determined under U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered in isolation or as alternatives to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flows from operating activities as measures of liquidity.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow, to Adjusted Free Cash Flow. We have also supplementally provided as part of this reconciliation, a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Year Ended December 31,
(in $ thousands)	2016	2015	2014
Adjusted EBITDA	$574,349	$535,027	$540,113
Interest payments	(136,458)	(145,522)	(294,168)
Tax payments	(20,776)	(24,673)	(26,204)
Customer loyalty payments	(84,562)	(74,712)	(92,945)
Changes in working capital	(5,698)	(24,939)	(18,092)
Pension liability contribution	(3,157)	(2,759)	(6,642)
Changes in other assets and liabilities	1,912	14,283	3,052
Other adjusting items(1)	(26,591)	(14,482)	(46,663)
Net cash provided by operating activities	299,019	262,223	58,451
Less: capital expenditures on property and equipment additions	(107,460)	(106,095)	(111,723)
Free Cash Flow	191,559	156,128	(53,272)
Add: other adjusting items(1)	26,591	14,482	46,663
Less: repayment of capital lease obligations and other indebtedness	(62,310)	(36,483)	(31,901)
Adjusted Free Cash Flow	$155,840	$134,127	$(38,510)

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These comprise (i) $24 million, $14 million and $21 million of corporate and restructuring cost payments during the years ended December 31, 2016, 2015 and 2014, respectively, (ii) $3 million of payments during the year ended December 31, 2016 related to litigation and related costs which were accrued in 2012 and (iii) $26 million of payments relating to the accrued sponsor monitoring fee for the year ended December 31, 2014.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
As of December 31, 2016, we had $140 million of cash and cash equivalents, a decrease of  $15 million compared to December 31, 2015. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Operating Activities: For the year ended December 31, 2016, cash provided by operating activities was $299 million compared to $262 million for the year ended December 31, 2015. The increase of  $37 million is primarily a result of the increase in operating income, the positive impact from fluctuations in working capital and lower cash interest payments.
Investing Activities: During the year ended December 31, 2016, cash used in investing activities of $122 million was primarily due to $107 million of cash used to purchase property and equipment and $15 million of net cash consideration paid for the acquisition of our distributor in Japan. During the year ended December 31, 2015, cash used in investing activities of  $166 million was primarily due to $106 million of cash used to purchase property and equipment and $66 million of net cash consideration paid for our business acquisitions.
Our investing activities for the years ended December 31, 2016 and 2015 include:
	Year Ended December 31,
(in $ thousands)	2016	2015	Change
Cash additions to software developed for internal use	$74,202	$78,081	$(3,879)
Cash additions to computer equipment and other	33,258	28,014	5,244
Total	$107,460	$106,095	$1,365

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment as well as cash used for the repayment of capital lease and other indebtedness obligations. For the years ended December 31, 2016 and 2015, we repaid capital lease and other indebtedness obligations of  $62 million and $36 million, respectively, which is primarily related to assets within our data center. We finance these investments over an average period of 3 to 5 years in line with the expected life of the equipment. Our total Capital Expenditures were $170 million and $142 million for the years ended December 31, 2016 and 2015, respectively.
Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center, the development of our Travelport Universal API that underpins our new and existing applications, the development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.
Cash additions to computer equipment and other are primarily for our continuing investment in our data center.
Financing Activities: Cash used in financing activities for the year ended December 31, 2016 was $191 million, which primarily consisted of  (i) a $74 million net repayment of term loans, (ii) $62 million of capital lease and other indebtedness repayments, (iii) $37 million in dividend payments to shareholders, (iv) an $8 million purchase of a non-controlling interest in Travelport Locomote and (v) an $8 million payment for lender fees and debt finance costs on repricing of our term loans. The cash used in financing activities for the year ended December 31, 2015 was $78 million, which primarily consisted of  (i) $37 million in dividend payments to shareholders, (ii) $36 million of capital lease and other indebtedness repayments, (iii) $24 million of term loans repayment, (iv) a $13 million payment related to the purchase of treasury shares on vesting of equity awards and (v) a $3 million purchase of additional equity in eNett, offset by (v) the release of $26 million of cash provided as collateral for letters of credit and (vii) $12 million from the underwritten sale of treasury shares.
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
Operating Activities: For the year ended December 31, 2015, cash provided by operating activities was $262 million compared to $58 million for the year ended December 31, 2014. The increase of  $204 million was primarily a result of a $148 million decrease in interest payments, $18 million of lower customer loyalty payments and $33 million of lower other adjusting items.
Investing Activities: During the year ended December 31, 2015, cash used in investing activities of  $166 million was primarily due to $106 million of cash used to purchase property and equipment and $66 million of net cash consideration paid for our business acquisitions. During the year ended December 31, 2014, we had cash inflows from investing activities of  $226 million representing $366 million of cash proceeds from the sale of shares of common stock of Orbitz Worldwide, which was offset by cash outflows of  $112 million of cash used to purchase property and equipment and $28 million for investments in an equity method investment and other business acquisitions.
Our investing activities for the years ended December 31, 2015 and 2014 include:
	Year Ended December 31,
(in $ thousands)	2015	2014	Change
Cash additions to software developed for internal use	$78,081	$81,802	$(3,721)
Cash additions to computer equipment and other	28,014	29,921	(1,907)
Total	$106,095	$111,723	$(5,628)

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment as well as cash used for the repayment of capital lease and other indebtedness obligations. For the years ended December 31, 2015 and 2014, we repaid capital lease and other indebtedness obligations of  $36 million and $32 million, respectively, which is primarily towards assets within our data center. We finance these investments over an average period of 3 to 5 years in line with the expected life of the equipment. Our total Capital Expenditures were $142 million and $144 million for the years ended December 31, 2015 and 2014, respectively.
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
Financing Activities: Cash used in financing activities for the year ended December 31, 2015 was $78 million which primarily consisted of  (i) $37 million in dividend payments to shareholders, (ii) $36 million of capital lease and other indebtedness repayments, (iii) a $24 million term loans repayment, (iv) a $13 million payment for the purchase of treasury shares on vesting of equity awards and (v) a $3 million purchase of additional equity in eNett, offset by (vi) a $26 million release of cash provided as collateral for letters of credit and (vii) $12 million from the underwritten sale of treasury shares.
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

•
Debt refinancing consummated in September 2014 in which we entered into a new senior secured credit facility comprised of term loans in an aggregate principal balance of  $2,375 million, less an original issuance discount of  $30 million, and a revolving credit facility of  $100 million, as well as a senior unsecured bridge loan of  $425 million. We used the net proceeds from these borrowings to repay our existing first and second lien term loans and to redeem all of our then outstanding senior and senior subordinated notes.

•
Our initial public offering completed on September 30, 2014, which generated net proceeds of approximately $445 million, of which $425 million was used to repay the senior unsecured bridge loan.

During 2014, we also purchased for $65 million additional equity in our consolidated subsidiary eNett, received $53 million from the release of cash provided as collateral under our letter of credit facility, paid $32 million in capital leases related to computer and equipment used in our data center, paid $23 million in taxes on behalf of our employees related to the vesting of equity awards, and paid a dividend of  $9 million in December 2014 on our outstanding common shares.
Financing Arrangements
As of December 31, 2016, our financing arrangements include our senior secured credit facilities, obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of December 31, 2016 and December 31, 2015:
(in $ thousands)	Interest rate	Maturity	December 31, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,236,157	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			108,611	133,883
Total debt			2,344,768	2,437,198
Less: cash and cash equivalents			(139,938)	(154,841)
Net Debt(4)			$2,204,830	$2,282,357

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs have been reclassified and deducted from the term loans (see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K). As of December 31, 2016 and 2015, the principal amounts of term loans were $2,278 million and $2,351 million, respectively, which is netted for unamortized debt finance costs of  $18 million and $24 million, respectively, and unamortized debt discount of  $23 million and $24 million, respectively.

(3)
Interest rate on the term loans as of December 31, 2015, was LIBOR plus 4.75%.

(4)
Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash and cash equivalents. Net Debt is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

In September 2016, we made a voluntary prepayment of  $50 million principal amount of our term loans outstanding under our senior secured credit agreement. In November 2016, we made a further voluntary prepayment of  $6 million principal amount of our term loans. Pursuant to these prepayments, we recognized $1 million as loss on early extinguishment of debt. As a result of the voluntary prepayments, we are not contractually required to repay quarterly installments of the term loans until the first quarter of 2019. However, we have classified a portion of the term loans as “current portion of long-term debt” as we intend and are able to make additional voluntary prepayments of the term loans from cash flows from operations, which we currently expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.
In June 2016, we entered into an amendment to our senior secured credit agreement which (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 4.00% or base rate (as defined in the senior secured credit agreement) plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We provided a 0.25% discount of  $6 million to all the lenders participating in this repricing, which was capitalized. Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, we recognized a loss on early extinguishment of debt of  $3 million.
In January 2017, we entered into an amendment for our senior secured credit agreement which (i) amended the applicable rates to 2.25% per annum, in the case of base rate loans, and 3.25% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 3.25% for the term loans.
During the year ended December 31, 2016, we (i) repaid a net amount of  $74 million of term loans (including $56 million of voluntary prepayments) outstanding under our senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $5 million of debt discount, (iii) repaid $62 million under our capital lease obligations and other indebtedness, entered into $35 million of new capital leases for information technology assets and incurred $2 million of other indebtedness.
Under our senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the year ended December 31, 2016, we borrowed and repaid $10 million under this facility. As of December 31, 2016, we had no outstanding borrowings under our revolving credit facility and utilized $9 million for the issuance of letters of credit, with a balance of  $116 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of December 31, 2016, there were no outstanding cash collateralized letters of credit.
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

As of December 31, 2016, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 4.01 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
The primary interest rate exposure as of December 31, 2016 was due to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated floating rate debt. Additionally, during 2014, we were also exposed to interest rate risk due to the impact of LIBOR interest rates on our euro denominated floating rate debt. Interest on our $2,236 million term loans as of December 31, 2016, is charged at LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%. In January 2017, we amended our senior secured credit agreement to reduce the interest on our term loans (see Note 22—Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K). During the year ended December 31, 2016, LIBOR rates were below 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in 2015 we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at 1.4010%.
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
During the years ended December 31, 2016, 2015 and 2014, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges except for interest rate cap derivative instruments which were considered as accounting hedges until June 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated statements of operations. (Losses) gains on these interest rate derivative financial instruments amounted to $(6) million, $9 million and $(1) million for the years ended December 31, 2016, 2015 and 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.

We use derivative financial instruments as part of our overall strategy to manage our exposure to foreign currency risk. We do not use derivatives for trading or speculative purposes.
Approximately 91% of our net revenue of  $2,351 million is denominated in U.S. dollars. The other 9% is denominated in foreign currencies. Approximately 65% of our operating expenses, excluding depreciation on property and equipment, amortization of customer loyalty payments, amortization of acquired intangible assets and non-core corporate costs, are denominated in U.S. dollars. The other 35% of such operating expenses are denominated in foreign currencies, predominantly Australian dollar, Euros and British pounds. In addition, a proportion of our foreign currency denominated receivables and payables are denominated in foreign currencies. During 2014, a proportion of our debt was denominated in euro.
During 2016 and in previous years, we used foreign currency derivative contracts, including forward contracts and currency options, to manage our exposure to foreign currency exchange rate risk. As of December 31, 2016, we had $232 million notional of foreign currency forward contracts.
During the years ended December 31, 2016, 2015 and 2014, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. Losses on these foreign currency derivative financial instruments amounted to $29 million, $21 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of December 31, 2016, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of  $19 million and cover transactions for a period that does not exceed three years.
Financial Obligations
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2016. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements or (iv) obligations related to pension and other post-retirement defined benefit plans.
	Year Ending December 31,
(in $ thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Term loans(1)	$23,750	$23,750	$23,750	$23,750	$2,182,500	$—	$2,277,500
Capital leases and other indebtedness	39,808	32,566	23,741	7,484	2,887	2,125	108,611
Interest payments(2)	120,810	116,212	114,745	112,558	87,784	97	552,206
Operating leases(3)	15,963	15,348	13,859	11,260	10,000	36,413	102,843
Purchase commitments(4)	44,413	31,401	29,150	—	—	—	104,964
Total	$244,744	$219,277	$205,245	$155,052	$2,283,171	$38,635	$3,146,124

(1)
Under certain circumstances, each year we are required to pay a percentage of the excess cash flow, if any, calculated in a manner set forth in our senior secured credit agreement, to our lenders. This obligation is not reflected in the table above. Further, as a result of the voluntary prepayments in 2016, we are not contractually required to repay quarterly installments of the term loans until the first quarter of 2019. However, we intend and are currently able to make additional voluntary prepayments of the term loans from cash flows from operations. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions (see Note 11—Long-Term Debt to our consolidated financial statements included in this Annual Report on Form 10-K). As of December 31, 2016, we have unamortized debt discount of  $23 million and unamortized debt finance costs of  $18 million related to term loans which will be amortized over its contractual period.

(2)
Interest payments include interest on term loans and capital leases and other indebtedness. Interest on term loans is based on the interest rate as of December 31, 2016 of LIBOR plus 4.00%, where LIBOR has a floor of 1.00%. In January 2017, we amended our senior secured credit agreement to reduce the interest rate on our term loans (see Note 22—Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K). Interest payments also include an estimate of cash payments for interest rate swap contracts. As of December 31, 2016, we have $15 million of accrued interest on our consolidated balance sheet.

(3)
Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)
Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2016, plan contributions of  $2 million are expected to be made in 2017. Funding projections beyond 2017 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2016, we had $100 million of unrecognized tax benefit (including interest and penalties) for uncertain tax positions of which $25 million has been recorded as a liability as of December 31, 2016.
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
Standard Guarantees/Indemnifications: In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of our trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against us under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the year ended December 31, 2016.
Critical Accounting Policies
In presenting our consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results. (See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.)
Revenue Recognition
Travel Commerce Platform Revenue
Travel Commerce Platform revenue primarily utilizes a transaction volume model to recognize revenue. We charge a fee per segment booked. We also receive a fee for cancellations of bookings previously made on our system and where tickets were issued by us that were originally booked on an alternative system.
Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations and anticipated incentives for travel providers and other customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, which have not been significant historically. Certain of our more significant contracts provide for incentive payments based upon business volume. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in net revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel providers, and travel related accidents. As hotel and car reservations, within Beyond Air, can be cancelled at any time without penalty, revenue is recognized upon the fulfillment of the reservation when it is contractually billed and collectability of the revenue is reasonably assured.
Our payment processing revenue is earned as a percentage of total transaction value in the form of interchange fees payable by banks. Revenue is recognized when the payment is processed.
We collect annual subscription fees from travel agencies, internet sites and other subscribers to access the applications on our Travel Commerce Platform, including providing the ability to access schedule and fare information, book reservations and issue tickets. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.
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
Technology Services Revenue
We collect fees, generally on a monthly basis under long-term contracts, for providing hosting solutions and other services to airlines such as pricing, shopping, ticketing, ground handling and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.
Customer Loyalty Payments and Prepaid Incentives
We make payments to travel agencies for their usage of our Travel Commerce Platform. These payments may be made at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our Travel Commerce Platform.

Where the payments are made to travel agencies and travel providers with an objective of increasing the number of travel bookings and to improve the travel agencies’ or travel providers’ loyalty, instrumented through contractual agreements with a term greater than a year, and the travel agency or the travel provider commits to achieve our economic objectives, the payments are considered as customer loyalty payments and capitalized as intangible assets. These intangible assets are amortized over the period of contractual agreement on a straight line basis unless another method is more appropriate. The amortization expense is recognized within cost of revenue or revenue on the consolidated statements of operations. In addition, we estimate the recoverability of customer loyalty payments based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized declines, cost of revenue will increase as the amounts are written-off. For the years ended December 31, 2016, 2015 and 2014, we did not recognize any significant impairment of customer loyalty payments. As of December 31, 2016 and December 31, 2015, customer loyalty payments, net of accumulated amortization, amounted to $189 million and $164 million, respectively.
Where payments are based on a per transaction basis, these are expensed in the month the transactions are generated. Where they are paid on signing the contract or at specified dates they are capitalized as prepaid incentives and expensed as the related revenue is recognized. Prepaid incentives amounted to $35 million as of both December 31, 2016 and 2015, respectively, which are included in other current and non-current assets on our consolidated balance sheets.
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
Performance Shares Units (“PSUs”)
Under our equity compensation plans, we grant PSUs that vest on achievement of certain pre-defined performance targets should the employee continue to be in employment on the vesting date. The number of PSUs that will ultimately vest is determined based on our performance against such targets and may range from 0% to 200% of the initial award. Each reporting period, we assess the probability of vesting and, if there is any change in such probability, we record the cumulative effect of the adjustment in the current reporting period. Any changes in such estimation could result in increase or decrease in equity-based compensation expense in future periods.
Stock Options
We measure the value of stock-option awards at the grant date fair value as calculated by the Black-Scholes option-pricing model which requires the input of various assumptions, including, the expected term of the option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of our common shares. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If these assumptions change and different factors are used, our stock-based compensation expense could be materially different in the future. These assumptions are as follows:
Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected term of the option. As we do not have sufficient history of our trading stock – peer group companies’ volatility is used. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with that of the expected term assumption. Dividend yield is considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common shares. The expected term of the stock options granted is estimated using simplified method.

If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The weighted-average assumptions used in calculating the fair value of stock options are described in Note 17—Equity-Based Compensation to the consolidated financial statements included in this Annual Report on Form 10-K.
Pension and Other Post-Retirement Defined Benefits
We provide post-employment defined benefits to a number of our current and former employees. Costs associated with post-employment defined benefits include pension and post-retirement health care expenses for employees, retirees and surviving spouses and dependents.
The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 14—Employee Benefit Plans to the consolidated financial statements included in this Annual Report on form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with U.S. GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.
The primary assumptions affecting our accounting for employee benefits are:
•
Discount rate: The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.0% for defined benefit pension plans and 4.5% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2016.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $68 million or increase pension liabilities by $84 million, respectively, as of December 31, 2016. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2016 would be to decrease or increase, respectively, the 2016 pre-tax pension expense by $3 million and $4 million.
•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2016, we used a weighted average expected long-term rate of return on plan assets of 6.4%.

Actual returns on pension assets for 2016, 2015 and 2014 were 8.8%, (1.7)% and 7.8%, respectively, compared to the expected rate of return assumption of 6.4%, 6.6% and 7.0%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2016 would be to decrease or increase, respectively, the 2016 pre-tax expense by $6 million and $4 million.
We estimate the service and interest cost components of net periodic benefit cost for our pension and post-retirement benefit plans by utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. This estimate provides a precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates.

During the year ended December 31, 2014, we adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ (SOA) Retirement Plans Experience Committee. The mortality improvement scale was updated by the SOA in October 2015 to MP-2015, which in turn changed the underlying mortality table. We adopted the refined tables, specifically the RP-2014 mortality table adjusted back to the 2006 base rates using MP-2014, with the Mortality Improvement Scale MP-2015 generationally applied from 2006, for the year ended December 31, 2015. The mortality improvement scale was again updated by the SOA in October 2016 to MP-2016, and we adopted MP-2016 for the year ended December 31, 2016 which resulted in a decrease in the liability of  $7 million.
While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and post-retirement employee benefit obligations and our future expense. See Note 14—Employee Benefit Plans to the annual consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our retirement benefit plans.
Impairment of Goodwill and Trademarks and Tradenames
We review the carrying value of goodwill and indefinite-lived intangible assets annually or more frequently if circumstances indicate impairment may have occurred. We may first perform a qualitative assessment, evaluating a number of key factors, to determine if the fair value of the reporting unit is, more likely than not, greater than the carrying amount. If, as a result of qualitative assessment, or if we determine quantitatively that the fair value of the reporting unit is less than its carrying value, we proceed to assess impairment of goodwill and other indefinite-lived intangible assets.
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
We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We have adopted a quantitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2016. In performing this test, we determine fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and other indefinite-lived intangible assets during the fourth quarter of 2016 were (i) estimated cash flows based on financial projections for periods from 2017 through 2021, which were extrapolated to perpetuity, (ii) terminal values based on terminal growth rates not exceeding 2% – 3% and (iii) discount rates, based on WACC, ranging from 9% to 13%. As a result of the impairment testing performed in 2016, 2015 and 2014 we concluded that (i) the fair value of goodwill significantly exceeded the carrying value of the reporting units and (ii) the fair value of trademarks and tradenames exceeded their carrying values. As a result no material impairment of goodwill, trademarks and tradenames was recorded in our consolidated statement of operations in any of these years.
Impairment of Definite-Lived Assets
We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. During the years ended December 31, 2016, 2015, and 2014, we recognized impairments of  $8 million, $0, and $2 million, respectively, in relation to definite-lived assets. Other than these, no indicators were identified during any of these years requiring further testing of our definite-lived assets for impairment.

Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2016, a $12 million increase in the valuation allowance was recognized within the provision for income taxes in the consolidated statement of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. As we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors that include, but are not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
We are currently a defendant in an income tax litigation brought by the India Tax Department (“ITD”) in a long-running dispute whereby ITD asserts that we have a permanent establishment in India and are subject to tax there. The dispute dates back to assessment year ended March 31, 1995. For assessment years ended March 31, 1996 through March 31, 2007, we have favorable judgments from the Delhi High Court ruling that no income is chargeable to tax. ITD has appealed the decisions to the Supreme Court and a hearing date may be possible in the near term due to improvement in the tax and judicial environment in India. Our dispute continues before lower level appellate authorities for subsequent years. We continue to aggressively defend these claims by ITD, and we do not believe the outcome of the proceedings will result in a material impact on our business or financial condition. The range of possible outcomes is wide, including the possibility of substantial repayments, and we consider that our balance sheet position is appropriate.
We are also a defendant in an action expected to be brought in November 2017 in the State of Colorado District Court in relation to the state’s audit of income tax years from May 1997 to December 2001. The state is disputing the amount of revenue sourced to Colorado for apportionment purposes. We are defending the claim robustly and do not believe the outcome of this proceeding will result in a material impact on our business or financial condition.
In respect of the two claims above, we are fully indemnified for tax liabilities and costs arising for periods prior to being acquired by Blackstone in 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to market risks is managed through the use of derivative financial instruments when considered appropriate.
We use foreign currency forward contracts to manage foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries. In order to hedge the risk of U.S. interest rates rising above the term loans floor of 1.00%, during 2015 and in January 2017, we entered into interest rate swaps on a portion of our outstanding term loans balance for the period from February 2017 through February 2020. During 2014, we used interest rate caps and foreign currency forward contracts to manage interest rate and foreign currency exchange rate risk associated with our euro denominated and floating rate debt.
We are exclusively an end user of these derivative financial instruments. We do not engage in trading, market making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivative financial instruments through minimum credit standards and diversification of counterparties. Our counterparties are substantial investment and commercial banks with significant experience in providing such derivative financial instruments. More detailed information about these derivative financial instruments is provided in Note 12—Financial Instruments to the consolidated financial statements in this Annual Report on Form 10-K.
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the U.S. dollar as of December 31, 2016. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.
Interest Rate Risk
Our primary interest rate exposure as of December 31, 2016 was due to interest rate fluctuations in the U.S., specifically the impact of USLIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of December 31, 2016, based on the outstanding floating rate debt balance would increase our annualized interest charge by $23 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans a 100 basis point decrease in interest rates as of December 31, 2016 would not change our annualized interest charge.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts commencing February 2017 until February 2019. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during this future period at a rate of 1.4010%. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated statement of operations. As of December 31, 2016, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to interest expense of  $28 million, due to changes in the fair value of these swaps.
In January 2017, in order to further protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $400 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 20% of our floating rate debt during this future period at an average rate of 2.2150%.

Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of December 31, 2016. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $20 million on our consolidated statements of operations, while a 10% weakening in U.S. dollar exchange rate with respect to the same currencies would result in a benefit of  $22 million on our consolidated statements of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte LLP, an independent registered public accounting firm. Their attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Travelport Worldwide Limited
We have audited the internal control over financial reporting of Travelport Worldwide Limited and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE LLP
London, United Kingdom
February 21, 2017

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the Company’s Annual Proxy Statement under the sections titled “Corporate Governance—Board of Directors,” “Corporate Governance—Board of Directors Meetings,” “Corporate Governance—Board Committees and Membership,” “Corporate Governance—Role of our Board in Risk Oversight,” “Corporate Governance—Corporate Governance,” “Corporate Governance— Executive Officers and Other Key Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Company’s Annual Proxy Statement under the section titled “Executive Compensation” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the Company’s Annual Proxy Statement under the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference in response to this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s Annual Proxy Statement under the section titled “Related Person Transactions” and “Corporate Governance—Director Independence” is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Company’s Annual Proxy Statement under the section titled “Proposals To Be Voted On At Meeting—Proposal No. 2: Appointment of Independent Auditors and Authorization of the Audit Committee of the Board to Determine the Independent Auditors’ Remuneration” is incorporated herein by reference in response to this item.

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
Date: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Gordon Wilson (Gordon Wilson)	Chief Executive Officer and Director	February 21, 2017
/s/ Bernard Bot (Bernard Bot)	Executive Vice President and Chief Financial Officer	February 21, 2017
/s/ Douglas Steenland (Douglas Steenland)	Chairman of the Board and Director	February 21, 2017
/s/ Gavin Baiera (Gavin Baiera)	Director	February 21, 2017
/s/ Elizabeth Buse (Elizabeth Buse)	Director	February 21, 2017
/s/ Steven Chambers (Steven Chambers)	Director	February 21, 2017
/s/ Michael J. Durham (Michael J. Durham)	Director	February 21, 2017
/s/ Scott Forbes (Scott Forbes)	Director	February 21, 2017
/s/ Douglas Hacker (Douglas Hacker)	Director	February 21, 2017
/s/ Antonios Basoukeas (Antonios Basoukeas)	Chief Accounting Officer	February 21, 2017

TRAVELPORT WORLDWIDE LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Travelport Worldwide Limited
We have audited the accompanying consolidated balance sheets of Travelport Worldwide Limited and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in total equity (deficit) for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Worldwide Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE LLP
London, United Kingdom
February 21, 2017

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in $ thousands, except share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenue	$2,351,356	$2,221,020	$2,148,159
Costs and expenses
Cost of revenue	1,430,646	1,340,405	1,323,889
Selling, general and administrative	510,688	455,864	430,472
Depreciation and amortization	209,409	234,228	232,848
Total costs and expenses	2,150,743	2,030,497	1,987,209
Operating income	200,613	190,523	160,950
Interest expense, net	(151,481)	(148,787)	(278,198)
Loss on early extinguishment of debt	(4,333)	—	(107,590)
Gain on sale of shares of Orbitz Worldwide	—	6,271	355,750
Income before income taxes and share of losses in equity method investments	44,799	48,007	130,912
Provision for income taxes	(29,753)	(27,126)	(38,528)
Share of losses in equity method investments	—	(671)	(1,084)
Net income	15,046	20,210	91,300
Net loss (income) attributable to non-controlling interest in subsidiaries	1,774	(3,878)	(4,806)
Net income attributable to the Company	$16,820	$16,332	$86,494
Income per share – Basic:
Income per share	$0.14	$0.13	$1.01
Weighted average common shares outstanding – Basic	123,871,479	122,340,491	85,771,655
Income per share – Diluted:
Income per share	$0.13	$0.13	$0.98
Weighted average common shares outstanding – Diluted	125,396,485	122,539,422	87,864,090

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$15,046	$20,210	$91,300
Other comprehensive (loss) income, net of tax:
Currency translation adjustment, net of tax of $0	(4,581)	(10,554)	(10,775)
Changes in gain on available-for-sale securities, net of tax of $0	—	(6,376)	6,376
Unrealized actuarial (loss) gain on defined benefit plans, net of tax of $1,084, $0 and $2,128	(7,984)	13,551	(83,833)
Changes in loss on equity investment, net of tax of $0	—	(516)	(7,438)
Changes in loss on cash flow hedges, net of tax of $0	—	—	4,022
Other comprehensive loss, net of tax	(12,565)	(3,895)	(91,648)
Comprehensive income (loss)	2,481	16,315	(348)
Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	1,774	(3,878)	(4,806)
Comprehensive income (loss) attributable to the Company	$4,255	$12,437	$(5,154)

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED BALANCE SHEETS
(in $ thousands, except share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$139,938	$154,841
Accounts receivable (net of allowances for doubtful accounts of $13,430 and $14,575)	218,224	205,686
Deferred income taxes	—	5,133
Other current assets	84,089	99,481
Total current assets	442,251	465,141
Property and equipment, net	431,046	459,848
Goodwill	1,079,951	1,067,415
Trademarks and tradenames	313,097	313,961
Other intangible assets, net	511,607	534,540
Deferred income taxes	9,213	10,348
Other non-current assets	46,764	54,176
Total assets	$2,833,929	$2,905,429
Liabilities and equity
Current liabilities:
Accounts payable	$59,219	$74,277
Accrued expenses and other current liabilities	478,560	430,650
Current portion of long-term debt	63,558	74,163
Total current liabilities	601,337	579,090
Long-term debt	2,281,210	2,363,035
Deferred income taxes	59,381	59,663
Other non-current liabilities	227,783	226,499
Total liabilities	3,169,711	3,228,287
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 124,941,233 shares and 124,476,382 shares issued; 124,032,361 shares and 123,631,474 shares outstanding as of December 31, 2016 and 2015, respectively)	312	311
Additional paid in capital	2,708,836	2,715,538
Treasury shares, at cost (908,872 shares and 844,908 shares as of December 31, 2016 and 2015, respectively)	(14,166)	(13,331)
Accumulated deficit	(2,864,838)	(2,881,658)
Accumulated other comprehensive loss	(190,072)	(177,507)
Total shareholders’ equity (deficit)	(359,928)	(356,647)
Equity attributable to non-controlling interest in subsidiaries	24,146	33,789
Total equity (deficit)	(335,782)	(322,858)
Total liabilities and equity	$2,833,929	$2,905,429

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating activities
Net income	$15,046	$20,210	$91,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,409	234,228	232,848
Amortization of customer loyalty payments	71,137	67,047	76,158
Impairment of long-lived assets	11,152	—	1,626
Allowance for prepaid incentives	10,684	—	—
Gain on sale of shares of Orbitz Worldwide	—	(6,271)	(355,750)
Amortization of debt finance costs and debt discount	10,636	10,353	15,529
Loss on early extinguishment of debt	4,333	—	107,590
Loss (gain) on foreign exchange derivative instruments	11,435	(4,463)	17,442
Loss (gain) on interest rate derivative instruments	6,168	(8,655)	(503)
Payment-in-kind interest	—	—	16,616
Share of losses in equity method investments	—	671	1,084
Equity-based compensation	32,247	29,681	40,583
Deferred income taxes	6,662	1,879	6,494
Customer loyalty payments	(84,562)	(74,712)	(92,945)
Pension liability contribution	(3,157)	(2,759)	(6,642)
Changes in assets and liabilities:
Accounts receivable	(13,157)	(17,913)	(11,422)
Other current assets	(9,578)	(26,656)	7,359
Accounts payable, accrued expenses and other current liabilities	17,071	11,590	(97,870)
Other	3,493	27,993	8,954
Net cash provided by operating activities	$299,019	$262,223	$58,451
Investing activities
Property and equipment additions	(107,460)	(106,095)	(111,723)
Businesses acquired, net of cash	(15,009)	(66,487)	(18,262)
Proceeds from sale of shares of Orbitz Worldwide	—	6,271	365,984
Purchase of equity method investment	—	—	(10,000)
Net cash (used in) provided by investing activities	$(122,469)	$(166,311)	$225,999

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Financing activities
Net proceeds from issuance of common shares in initial public offering	$—	$—	$445,000
Proceeds from term loans under senior secured credit agreement	143,291	—	2,345,313
Proceeds from bridge loans	—	—	425,000
Proceeds from revolver borrowings	10,000	30,000	75,000
Repayment of term loans under senior secured credit agreement	(217,041)	(23,750)	(1,476,531)
Repayment of bridge loans	—	—	(425,000)
Repayment of term loans under second lien credit agreement	—	—	(863,174)
Repurchase / repayment of senior notes and senior subordinated notes	—	—	(588,385)
Repayment of revolver borrowings	(10,000)	(30,000)	(75,000)
Repayment of capital lease obligations and other indebtedness	(62,310)	(36,483)	(31,901)
Debt finance costs and lender fees	(7,791)	—	(39,536)
Release of cash provided as collateral	—	25,886	52,528
Payment related to early extinguishment of debt	(707)	—	(45,593)
Purchase of non-controlling interest in a subsidiary	(7,820)	(2,795)	(65,399)
Tax withholding for equity awards	—	(1,361)	(23,265)
Proceeds from share issuance under employee share purchase plan	1,983	603	—
Sale of treasury shares	—	12,036	—
Treasury share purchase related to vesting of equity awards	(1,651)	(13,119)	—
Dividend to shareholders	(37,233)	(37,081)	(9,106)
Dividend to non-controlling interest shareholders	(1,468)	(1,973)	(2,235)
Proceeds from settlement of derivative instruments	—	—	3,028
Other	—	—	1,873
Net cash used in financing activities	$(190,747)	$(78,037)	$(297,383)
Effect of changes in exchange rates on cash and cash equivalents	(706)	(2,020)	(1,804)
Net (decrease) increase in cash and cash equivalents	(14,903)	15,855	(14,737)
Cash and cash equivalents at beginning of year	154,841	138,986	153,723
Cash and cash equivalents at end of year	$139,938	$154,841	$138,986
Supplemental disclosure of cash flow information
Interest payments, net of capitalized interest	$136,458	$145,522	$294,168
Income tax payments, net of refunds	20,776	24,673	26,204
Non-cash capital lease additions (see Note 6)	34,713	89,785	17,554
Non-cash purchase of property and equipment (see Note 6)	—	33,570	—
Non-cash exchange of debt for equity	—	—	571,371
See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of January 1, 2014	60,882,046	$151	$1,736,492	—	$—	$(2,984,484)	$(81,964)	$19,293	$(1,310,512)
Issue of common shares in initial public offering, net of expenses	30,000,000	75	444,925	—	—	—	—	—	445,000
Issue of common shares in exchange for debt	28,841,012	72	584,731	—	—	—	—	—	584,803
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(2,235)	(2,235)
Dividend to shareholders ($0.075 per common share)	—	—	(9,142)	—	—	—	—	—	(9,142)
Purchase of non-controlling interest in a subsidiary	—	—	(62,299)	—	—	—	—	(3,100)	(65,399)
Equity-based compensation	3,078,827	8	40,575	—	—	—	—	—	40,583
Tax withholding for equity awards	(1,390,525)	(3)	(23,265)	—	—	—	—	—	(23,268)
Tax benefit from equity-based award activity	—	—	2,498	—	—	—	—	—	2,498
Comprehensive income (loss), net of tax	—	—	—	—	—	86,494	(91,648)	4,806	(348)
Balance as of December 31, 2014	121,411,360	303	2,714,515	—	—	(2,897,990)	(173,612)	18,764	(338,020)
Change in accounting policy for treasury shares	1,094,239	3	17,133	1,094,239	(17,136)	—	—	—	—
Balance after change in accounting policy	122,505,599	306	2,731,648	1,094,239	(17,136)	(2,897,990)	(173,612)	18,764	(338,020)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1,973)	(1,973)
Dividend to shareholders ($0.300 per common share)	—	—	(37,328)	—	—	—	—	—	(37,328)
Equity-based compensation	1,970,783	5	25,138	—	—	—	—	—	25,143
Purchase of non-controlling interest in a subsidiary	—	—	(2,516)	—	—	—	—	(279)	(2,795)
Non-controlling interest in business acquisitions	—	—	—	—	—	—	—	13,399	13,399
Treasury shares purchased in relation to vesting of equity awards	—	—	—	837,867	(13,328)	—	—	—	(13,328)
Treasury shares issued on vesting of equity awards	—	—	—	(237,198)	3,693	—	—	—	3,693
Sale of treasury shares (See Note 16)	—	—	(1,404)	(850,000)	13,440	—	—	—	12,036
Comprehensive income (loss), net of tax	—	—	—	—	—	16,332	(3,895)	3,878	16,315
Balance as of December 31, 2015	124,476,382	311	2,715,538	844,908	(13,331)	(2,881,658)	(177,507)	33,789	(322,858)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1,468)	(1,468)
Dividend to shareholders ($0.300 per common share)	—	—	(38,107)	—	—	—	—	—	(38,107)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	464,851	1	31,032	—	—	—	—	3,308	34,341
Treasury shares purchased in relation to vesting of equity awards	—	—	—	115,857	(1,651)	—	—	—	(1,651)
Treasury shares issued in relation to vesting of equity awards	—	—	(816)	(51,893)	816	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	16,820	(12,565)	(1,774)	2,481
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries and territories, Travelport business is comprised of:
The Travel Commerce Platform, through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business-to-business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. The Company also provides travel companies with a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through digital services, including apps, mobile web and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.
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
Beginning with the first quarter of 2016, the Company has presented U.S. dollar amounts and certain statistical information in tables rounded to the nearest thousand as compared to the nearest million as presented in previous years.
2. Summary of Significant Accounting Policies
Consolidation Policy
The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities controlled by Travelport, including where control is exercised by owning a majority of the entity’s outstanding shares (eNett International (Jersey) Limited (“eNett”), IGT Solutions Private Limited, Travel-IT Beteiligungsgesellschaft GmbH and Locomote Holdings Pty Limited (“Travelport Locomote”). The Company has eliminated intercompany transactions and balances in its consolidated financial statements.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

The Company’s accounting policies, which include significant estimates and assumptions, including the estimation of the collectability of accounts receivable, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, amounts for future cancellations of airline bookings processed through the Travel Commerce Platform, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of property and equipment, goodwill and intangible assets, discount rates and rates of return affecting the calculation of the assets and liabilities associated with the employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.
Revenue Recognition
The Company provides global transaction processing and computer reservation services and provides travel marketing information to airline, car rental and hotel customers as described below.
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
The Company collects annual subscription fees from travel agencies, internet sites and other subscribers to access the applications on its Travel Commerce Platform, including providing the ability to access schedule and fare information, book reservations and issue tickets. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.
Technology Services Revenue
The Company collects fees, generally on a monthly basis under long-term contracts, for providing hosting solutions and other services to airlines such as pricing, shopping, ticketing, ground handling and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.
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
Advertising Expense
Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $19 million, $20 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

The benefit from an uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained upon audit by the relevant authority. For positions that are more than 50% likely to be sustained, the benefit is recognized at the largest amount that is more-likely-than-not to be sustained. Where a net operating loss carried forward, a similar tax loss or a tax credit carry forward exists, an unrecognized tax benefit is presented as a reduction to a deferred tax asset. Otherwise, the Company classifies its obligations for uncertain tax positions as other non-current liabilities. Liabilities expected to be paid within one year are included in the accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities, and other non-current liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax positions as part of the provision for income taxes.
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
Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $2 million, $2 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
As of December 31, 2016 and 2015, the Company did not designate any derivative contract as accounting hedges, although during 2014, the Company had designated its interest rate cap derivative contracts as cash flow hedges. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are recognized in earnings in the same period during which the hedged cash flow affects earnings, or are recognized earlier where the cash flow hedges are determined to be ineffective, or where the derivative contracts are terminated prior to maturity and the cash outflows hedged are not considered as probable of occurring.

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
Level 1 —
Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —
Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 —
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
Capitalized software	2 to 10 years
Computer equipment	3 to 7 years
Buildings	up to 30 years
Leasehold improvements	up to 20 years

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2016, 2015 and 2014, the Company amortized software costs developed for internal use of  $108 million, $99 million and $87 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations. The Company’s policy is to capitalize interest cost as a component of historical cost where an asset is being constructed for its own use. The amount of interest on capital projects capitalized was $4 million, $3 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year subsequent to substantially completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2016 and did not identify any significant impairment.
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
Equity-Based Compensation
The Company has equity-based compensation plans that provide for grants of restricted share units (“RSUs”), performance share units (“PSUs”) and stock options to key employees and non-employee directors of the Company who perform services for the Company.
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
Net Income Per Common Share
Basic net income per common share is computed by dividing the net income available to the Company by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to the Company by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested RSUs and unvested PSUs outstanding during the period, calculated using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. PSUs are excluded from the computation of diluted net income per common share until the related performance criteria have been met.

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
Recently Issued Accounting Pronouncements
Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019. Early adoption of the amendments in the guidance is permitted for any impairment tests performed after January 1, 2017 and requires its application using a prospective transition method. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.
Restricted Cash
In November 2016, the FASB issued guidance which requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. It also requires a reconciliation between the balance sheet and the statement of cash flows. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the amendments in the guidance is permitted and requires its application using a retrospective transition method. The Company is currently evaluating the impact on the consolidated financial statements resulting from the adoption of this guidance.
Statement of Cash Flows
In August 2016, the FASB issued guidance on classification of certain cash receipts and cash payments in the statement of cash flows. The amendments provide specific guidance relating to classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments, and cash flows classification based on its predominate source or use. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017.

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
Leases
In February 2016, the FASB issued guidance on lease accounting which supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements (see Note 15—Commitments and Contingencies for the Company’s minimum lease commitments for operating leases as of December 31, 2016).
Financial Instruments
In January 2016, the FASB issued guidance which amends the current guidance on the classification and measurement of financial instruments. It significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Income Taxes
In November 2015, the FASB issued guidance in relation to the balance sheet presentation of deferred tax assets and liabilities. This guidance simplifies the current presentation, where deferred tax assets and liabilities are required to be separated into current and non-current amounts in a classified statement of financial position, and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted and may be applied retrospectively or prospectively. In the fourth quarter of 2016, the Company early adopted this guidance prospectively. As of December 31, 2016, the Company netted $13 million of deferred tax assets and deferred tax liabilities and reclassified $5 million of current deferred tax assets and $0 of current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on its consolidated balance sheets. The prior period information was not retrospectively adjusted.
Business Combinations
In September 2015, the FASB issued guidance on accounting for measurement-period adjustments following a business combination. Under previous guidance, when an acquirer identified an adjustment to provisional amounts during the measurement period, the acquirer was required to revise comparative information for prior periods, including making any change in depreciation, amortization, or other income effects recognized in completing the initial accounting, as if the accounting for the business combination had been completed as of the acquisition date. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively. The Company adopted the provision of this guidance effective January 1, 2016 with no impact on the consolidated financial statements.
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
In August 2015, the FASB decided to delay the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to adopt the guidance beginning January 1, 2018. The guidance permits the use of either a full or modified retrospective adoption approach. The Company expects to adopt the guidance using the modified retrospective approach, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings (or accumulated losses) as of January 1, 2018. The guidance also permits application of the modified retrospective approach to either all contracts as of the date of initial application or only to contracts that are not completed as of this date. The Company expects to apply the modified retrospective approach only to contracts that are not completed as of January 1, 2018.
The Company is in the process of evaluating its contracts with customers and analyzing the impact of the new guidance on the Company’s revenue contracts, comparing its current accounting policies and

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

practices to the requirements of the new guidance, and identifying potential differences that would result from applying the new guidance to its contracts. The Company is also in the process of identifying and implementing changes to its business processes, systems and controls to support adoption of the new guidance in 2018. As of December 31, 2016, the expected financial statement impact cannot be reasonably estimated.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. In August 2015, the FASB issued further guidance to clarify the SEC’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements whereby such costs could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company adopted the provision of this guidance effective January 1, 2016. As a result of this guidance, the Company has reclassified its unamortized debt issuance costs of  $18 million and $24 million as of December 31, 2016 and 2015, respectively, in relation to its term loans and has presented these costs as a deduction from the carrying value of the term loans.
3. Income Taxes
The provision for income taxes consisted of:
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current
U.S. Federal	$—	$—	$(968)
U.S. State	(252)	—	—
Non-U.S.	(23,276)	(24,113)	(28,565)
	(23,528)	(24,113)	(29,533)
Deferred
U.S. Federal	(3,878)	(2,520)	(10,001)
Non-U.S.	(2,784)	641	3,507
	(6,662)	(1,879)	(6,494)
Non-current
Liabilities for uncertain tax positions	437	(1,134)	(2,501)
Provision for income taxes	$(29,753)	$(27,126)	$(38,528)

Income before income taxes and share of losses in equity method investments for U.S. and non-U.S. operations consisted of:
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
U.S.	$(9,798)	$(26,702)	$22,134
Non-U.S.	54,597	74,709	108,778
Income before income taxes and share of losses in equity method investments	$44,799	$48,007	$130,912

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes (Continued)

Deferred income tax assets and liabilities were comprised of:
(in $ thousands, except share data)	December 31, 2016	December 31, 2015
Deferred tax assets:
NOL and tax credit carry forwards	$214,165	$376,489
Pension liability	49,613	48,472
Accrued liabilities and deferred income	25,693	27,472
Equity-based compensation	4,010	2,585
Allowance for doubtful accounts	923	1,140
Other assets	8,782	1,564
Less: Valuation allowance	(215,795)	(383,357)
Total deferred tax assets	87,391	74,365
Netted against deferred tax liabilities	(78,178)	(58,884)
Deferred tax assets recognized on the balance sheet	9,213	15,481
Deferred tax liabilities:
Accumulated depreciation and amortization	(118,287)	(99,534)
Other	(19,272)	(19,013)
Total deferred tax liabilities	(137,559)	(118,547)
Netted against deferred tax assets	78,178	58,884
Deferred tax liabilities recognized on the balance sheet	(59,381)	(59,663)
Net deferred tax liability	$(50,168)	$(44,182)

The Company continues to regularly assess the realizability of all deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact its income tax expense in the period the Company determines that these factors have changed. The Company believes that it is more likely than not that the benefit from certain U.S. federal, U.S. State and non-U.S. net operating losses (“NOL”) carry forwards and other deferred tax assets will not be realized. Consequently, a valuation allowance of $216 million has been recorded against such deferred tax assets as of December 31, 2016. The deferred tax asset for NOL and tax credit carry forwards reduced significantly during the year ended December 31, 2016 due to non-U.S. NOL, with a valuation allowance established, which was determined to be no longer realizable. As a result, the corresponding deferred tax asset of  $159 million has been netted against the valuation allowance. As of December 31, 2016, the Company had federal NOL carry forwards of approximately $367 million, which expire between 2032 and 2036, and state NOL carry forwards which expire between 2017 and 2036. The Company had other non-U.S. NOL carry forwards of $246 million that expire between three years and indefinitely. The deferred tax asset in respect of these U.S. and non-U.S. NOL carry forwards and U.S. tax credits is $214 million.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Income Taxes (Continued)

As a result of equity transactions that took place in 2014, 2015 and 2016 (see Note 16—Equity), the Company determined that ownership changes have occurred under Section 382 and, therefore, the ability to utilize its pre-ownership change NOL carry forwards is subject to an annual Section 382 limitation. As of December 31, 2016, the Company does not anticipate this limitation will restrict or reduce the utilization of U.S. NOL carry forwards; however, the Company continues to evaluate the potential impact of the Section 382 limitation.
As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $10 million if such deferred tax assets are ultimately realized. The Company uses ordering as prescribed under U.S. GAAP for purposes of determining when excess tax benefits have been realized.
Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $38 million as of December 31, 2016 and the amount of any unrecognized deferred income tax liability on this temporary difference is $1 million.
The Company’s provision for income taxes differs from its tax (provision) benefit at the U.S. Federal statutory rate of 35% as follows:
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Tax provision at U.S. federal statutory rate of 35%	$(15,683)	$(16,757)	$(45,600)
Taxes on non-U.S. operations at alternative rates	15,772	62,997	66,150
Liability for uncertain tax positions	437	(738)	(2,867)
Change in valuation allowance	(11,518)	(59,167)	(138,388)
Non-taxable income	—	2,078	104,201
Non-deductible expenses	(16,391)	(15,670)	(19,004)
Adjustment in respect of prior years	(1,441)	—	502
Other	(929)	131	(3,522)
Provision for income taxes	$(29,753)	$(27,126)	$(38,528)

Travelport Worldwide Limited is a non-trading holding company tax resident in Bermuda where the statutory rate is 0%. The provision for income taxes on income from continuing operations has been reconciled in the table above to the expected provision amount calculated at the U.S. Federal statutory rate of 35% due to both significant operations and location of a significant proportion of its investor-base in the U.S.
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
With limited exceptions, the Company is no longer subject to U.S. Federal, State and Local, or non-U.S. income tax examinations by tax authorities for tax years before 2006. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company expects up to a $1 million increase in unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a significant reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments.
The total amount of unrecognized tax benefits (including interest and penalties thereon) that, if recognized, would affect the Company’s effective tax rate is $93 million, $92 million and $26 million as of December 31, 2016, 2015 and 2014, respectively. The Company is subject to certain indemnification arrangements related to particular uncertain tax benefits. Tax audits and any related litigation could result in outcomes that are different from those reflected in the Company’s consolidated financial statements. The recognition of additional tax liability for which the Company is indemnified would impact the effective tax rate as any previously unrecorded indemnification receivable would be recorded within pre-tax income.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Unrecognized tax benefit – opening balance	$95,687	$25,773	$23,596
Gross increases – tax positions in prior periods	2,522	56,916	2,249
Gross decreases – tax positions in prior periods	(10,723)	(639)	—
Gross increases – tax positions in current period	6,229	15,721	934
Decrease related to lapsing of statute of limitations	—	—	(526)
Decrease due to currency translation adjustments	(2,235)	(2,084)	(480)
Unrecognized tax benefit – ending balance	$91,480	$95,687	$25,773

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company accrued approximately $1 million for interest and penalties for each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, the Company had cumulative accrued interest and penalties of  $9 million and $8 million, respectively. Included in the ending balance of unrecognized tax benefits was $1 million as of December 31, 2016, which is expected to be realized in the next twelve months due to the lapsing of the statute of limitations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Business Acquisitions
In April 2016, the Company completed the cash acquisition of Galileo Japan K.K (now, Travelport Japan K.K.), its distributor in Japan, for a cash consideration of  $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities in the second quarter of 2016 and recorded goodwill of  $14 million.
In July 2015, the Company completed the cash acquisition of Mobile Travel Technologies Ltd. (now, Travelport Digital Limited) (“Travelport Digital”), a private company based in Dublin, Ireland. Travelport Digital is a mobile travel platform and mobile technology provider for global airlines and travel companies. In October 2015, the Company completed the cash acquisition of TraviAustria GmbH (now, Travelport Austria GmbH), which operates as one of the largest tour operator booking platforms in Central Europe. Further, in October 2015, the Company increased its shareholding in Travelport Locomote from 49% to a majority ownership stake of 55%. During the year ended December 31, 2015, the Company also completed the allocation of the purchase consideration to acquired identifiable assets and liabilities in respect of an acquisition made in December 2014.
The Company considers all of the above acquisitions as individually immaterial. The aggregate purchase price consideration for these acquisitions was approximately $90 million, which includes cash consideration of $76 million and existing equity interest of $14 million. These business combinations were accounted for as purchases of businesses under the acquisition method. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill of $77 million represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid a premium in these transactions for a number of reasons, but, primarily it was attributable to expected operational synergies and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates.
In conjunction with acquisition of a consolidating interest in Travelport Locomote, the Company remeasured its previously held equity interest to fair value at the acquisition date. The gain recognized on this step-up acquisition was less than $1 million. Prior to the acquisition, the Company accounted for its ownership interest in Travelport Locomote as an equity method investment. The fair value for the previously held equity interest was determined based on the fair value of the Company’s pre-existing interest in the acquiree, as adjusted for a control premium derived from synergies gained as a result of the Company obtaining control of the acquiree.
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table presents the components and allocation of the purchase price:
(in $ thousands)	December 31, 2015
Cash and cash equivalents	$10,277
Capitalized software (See Note 6)	20,908
Goodwill (See Note 7)(1)	76,781
Other current assets	6,939
Other non-current assets	1,469
Other current liabilities	(9,655)
Other non-current liabilities	(3,179)
Non-controlling interest	(13,399)
Total	$90,141

(1)
$5 million of the goodwill relates to the acquisition made in December 2014 and was recorded in 2014.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Other Current Assets
Other current assets consisted of:
(in $ thousands)	December 31, 2016	December 31, 2015
Sales and use tax receivables	$27,178	$27,233
Prepaid expenses	26,289	26,395
Client funds	11,632	11,701
Prepaid incentives	9,492	26,496
Derivative assets	856	657
Other	8,642	6,999
	$84,089	$99,481

During the year ended December 31, 2016, the Company recorded $11 million as allowance for prepaid incentives.
Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
6. Property and Equipment, Net
Property and equipment, net, consisted of:
	December 31, 2016			December 31, 2015
(in $ thousands)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Capitalized software	$925,998	$(736,573)	$189,425	$870,868	$(635,135)	$235,733
Computer equipment	344,112	(205,222)	138,890	303,902	(168,380)	135,522
Building and leasehold improvements	27,187	(9,622)	17,565	24,102	(8,735)	15,367
Construction in progress	85,166	—	85,166	73,226	—	73,226
	$1,382,463	$(951,417)	$431,046	$1,272,098	$(812,250)	$459,848

As of December 31, 2016 and 2015, the Company had capital lease assets of  $195 million and $174 million, respectively, with accumulated depreciation of $93 million and $69 million, respectively, included within computer equipment. During the years ended December 31, 2016 and 2015, the Company invested $142 million and $156 million, respectively, in property and equipment, including capital lease additions. Additions during the year ended December 31, 2016 include upgrades to equipment as part of investment in the Company’s Travel Commerce Platform information technology infrastructure.
During the year ended December 31, 2016, the Company acquired $35 million of assets under capital leases. The Company also recorded an impairment of  $8 million on its capitalized software.
The Company recorded depreciation expense (including depreciation on assets under capital leases) of $162 million, $162 million and $156 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The amount of interest on capital projects capitalized was $4 million, $3 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and December 31, 2016 are as follows:
(in $ thousands)	January 1, 2016	Additions	Retirements	Foreign Exchange	December 31, 2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$14,105	$—	$(1,569)	$1,079,951
Trademarks and tradenames	313,961	—	(864)	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(301)	1,127,059
Accumulated amortization	(756,489)	(47,095)	—	(505)	(804,089)
Acquired intangible assets, net	370,871	(47,095)	—	(806)	322,970
Customer loyalty payments	300,142	101,865	(41,562)	(2,186)	358,259
Accumulated amortization	(136,473)	(71,137)	36,138	1,850	(169,622)
Customer loyalty payments, net	163,669	30,728	(5,424)	(336)	188,637
Other intangible assets, net	$534,540	$(16,367)	$(5,424)	$(1,142)	$511,607

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2015 and December 31, 2015 are as follows:
(in $ thousands)	January 1, 2015	Additions	Retirements	Foreign Exchange	December 31, 2015
Non-Amortizable Assets:
Goodwill	$997,419	$71,850	$—	$(1,854)	$1,067,415
Trademarks and tradenames	313,961	—	—	—	313,961
Other Intangible Assets:
Acquired intangible assets	1,129,320	—	(2,541)	581	1,127,360
Accumulated amortization	(687,495)	(71,567)	2,541	32	(756,489)
Acquired intangible assets, net	441,825	(71,567)	—	613	370,871
Customer loyalty payments	334,309	75,063	(98,013)	(11,217)	300,142
Accumulated amortization	(157,319)	(67,047)	82,738	5,155	(136,473)
Customer loyalty payments, net	176,990	8,016	(15,275)	(6,062)	163,669
Other intangible assets, net	$618,815	$(63,551)	$(15,275)	$(5,449)	$534,540

In April 2016, the Company acquired its distributor in Japan for cash consideration of $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities in the second quarter of 2016 and recorded goodwill of  $14 million. Further, during the year ended December 31, 2015, the Company completed three business acquisitions, including acquiring a controlling interest in an equity method investee. The Company also completed the purchase price allocation of a business acquired in 2014. These transactions resulted in additions to goodwill of $72 million during the year ended December 31, 2015. (See Note 4—Business Acquisitions)
The Company paid cash of $85 million and $75 million for customer loyalty payments during the years ended December 31, 2016 and 2015, respectively. Further, as of December 31, 2016 and 2015, the Company had balances payable of $60 million and $42 million, respectively, for customer loyalty payments (see Note 10—Accrued Expenses and Other Current Liabilities).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets (Continued)

Amortization expense for acquired intangible assets was $47 million, $72 million and $77 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.
Amortization expense for customer loyalty payments was $71 million, $67 million and $76 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included within cost of revenue or revenue in the Company’s consolidated statements of operations. Included within retirements of customer loyalty payments is $3 million of impairment recognized during the year ended December 31, 2016.
The Company expects amortization expense relating to acquired intangible assets and customer loyalty payments balances as of December 31, 2016 to be:
	Year Ending December 31,
(in $ thousands)	Acquired Intangible Assets	Customer Loyalty Payments
2017	$41,464	62,615
2018	40,565	47,479
2019	40,565	28,043
2020	40,565	15,093
2021	40,565	6,654
8. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	December 31, 2016	December 31, 2015
Prepaid incentives	$25,538	$9,282
Deferred financing costs	4,752	6,543
Supplier prepayments	3,454	14,616
Derivative assets	1,719	8,655
Pension assets	989	5,186
Other	10,312	9,894
	$46,764	$54,176

9. Restructuring Charges
In November 2016, the Company committed to undertake a course of action (the “Program”) to enhance and optimize the Company’s operational and technological efficiency. The Program involves (i) consolidating the multiple technological vendors with which the Company currently works, (ii) establishing a new centralized quality assurance function and (iii) consolidating the Company’s three existing U.S. technology hubs in Atlanta, Denver and Kansas City into two centers in Atlanta and Denver. These actions are expected to contribute to the achievement of the Company’s long-term targets. The Program is expected to be completed by mid-2018.
The Company expects total charges under the Program in connection with severance and employee-related obligations to be approximately $14 million to $16 million and costs related to implementation to be approximately $13 million to $15 million, including approximately $1 million for the termination of operating lease and other contracts. The Company expects the obligations related to these costs to be paid in cash which will be funded from operations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring Charges (Continued)

Severance and employee-related costs were recorded based on the approved plan developed by the business and corporate management which specified positions to be eliminated, benefits to be paid for involuntary terminations under existing severance plans or as a one-time arrangement and the expected timetable for completion of the plan. Estimates of restructuring costs and benefits were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and the Company may need to revise previous estimates.
The following table summarizes the activities related to the Company’s 2016 restructuring liability, which is included in accrued expenses and other current liabilities in the consolidated balance sheets:
(in $ thousands)	Severance and Employee-Related Obligations	Implementation Costs	Total
Restructuring charges recognized	$11,082	$9,803	$20,885
Cash payments made	—	(8,117)	(8,117)
Balance as of December 31, 2016	$11,082	$1,686	$12,768

Total restructuring charges recognized of  $21 million for the year ended December 31, 2016 are included within selling, general and administrative expenses in the consolidated statements of operations.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	December 31, 2016	December 31, 2015
Accrued commissions and incentives	$267,488	$241,358
Accrued payroll and related	83,783	77,544
Deferred revenue	42,233	35,836
Derivative liabilities	21,771	10,341
Income tax payable	17,560	15,516
Accrued interest expense	15,215	18,800
Customer prepayments	11,632	11,701
Pension and post-retirement benefit liabilities	1,655	1,528
Other	17,223	18,026
	$478,560	$430,650

Included in accrued commissions and incentives are $60 million and $42 million of accrued customer loyalty payments as of December 31, 2016 and 2015, respectively. Included in accrued payroll and related are $45 million and $48 million of accrued employee bonuses as of December 31, 2016 and 2015, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	December 31, 2016	December 31, 2015
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+4.00%	September 2021	$2,236,157	$2,303,315
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			108,611	133,883
Total debt			2,344,768	2,437,198
Less: current portion			63,558	74,163
Long-term debt			$2,281,210	$2,363,035

(1)
Minimum LIBOR floor of 1.00%

(2)
Upon the adoption of U.S. GAAP guidance, effective January 1, 2016, unamortized debt finance costs have been reclassified and deducted from the term loans (see Note 2—Summary of Significant Accounting Policies). As of December 31, 2016 and 2015, the principal amounts of term loans were $2,278 million and $2,351 million, respectively, which is netted for unamortized debt finance costs of $18 million and $24 million, respectively, and unamortized debt discount of  $23 million and $24 million, respectively.

(3)
Interest rate on the term loans as of December 31, 2015, was LIBOR plus 4.75%.

2016
In September 2016, the Company made a voluntary prepayment of  $50 million principal amount of its term loans outstanding under its senior secured credit agreement. In November 2016, the Company made a further voluntary prepayment of  $6 million principal amount of its term loans. Pursuant to these prepayments, the Company recognized $1 million as loss on early extinguishment of debt. As a result of the voluntary prepayments, the Company is not contractually required to repay quarterly installments of the term loans until the first quarter of 2019. However, the Company has classified a portion of the term loans as current portion of long-term debt as the Company intends and is able to make additional voluntary prepayments of the term loans from cash flows from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
In June 2016, the Company entered into an amendment to its senior secured credit agreement which (i) amended the applicable rates to 3.00% per annum, in the case of base rate loans, and 4.00% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 4.00% or base rate (as defined in the senior secured credit agreement) plus 3.00%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company provided a 0.25% discount of  $6 million to all the lenders participating in this repricing, which was capitalized. Certain lenders contributed $143 million towards the term loans, an amount equal to that was paid to the lenders who opted to leave or reduce their participation. On repricing, the Company recognized a loss on early extinguishment of debt of  $3 million.
In January 2017, the Company entered into an amendment for its senior secured credit agreement which (i) amended the applicable rates to 2.25% per annum, in the case of base rate loans, and 3.25% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months (see Note 22—Subsequent Events).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt (Continued)

During the year ended December 31, 2016, the Company (i) repaid a net amount of  $74 million of term loans (including $56 million of voluntary prepayments) outstanding under the senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $5 million of debt discount and (iii) repaid $62 million under its capital lease obligations and other indebtedness, entered into $35 million of new capital leases for information technology assets and incurred $2 million of other indebtedness.
2015
During the year ended December 31, 2015, the Company (i) repaid a net amount of  $24 million of its quarterly installments of term loans as required under the senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $4 million of debt discount, (iii) repaid $34 million and terminated $40 million of its capital leases and entered into $90 million of new capital leases for information technology assets and (iv) incurred $27 million of other indebtedness of which $2 million was repaid.
In March 2015, the Company’s credit rating improved and, under the terms of the senior secured credit agreement, the applicable rate in respect of its term loans was reduced by 0.25%, with immediate effect, reducing the margin on LIBOR from 5.00% to 4.75%. The interest rate applicable to the term loans was based on, at the Company’s election, (i) LIBOR plus 4.75% or (ii) base rate (as defined in the agreement) plus 3.75%. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%.
Revolving Credit Facility and Letters of Credit Facility
Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. During the year ended December 31, 2016, the Company borrowed and repaid $10 million under this facility. As of December 31, 2016, the Company had no outstanding borrowings under its revolving credit facility and utilized $9 million for the issuance of letters of credit, with a balance of  $116 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of December 31, 2016, there were no outstanding cash collateralized letters of credit.
During the year ended December 31, 2015, the Company borrowed and repaid $30 million under its revolving credit facility.
Capital Leases and Other Indebtedness
During 2016, the Company repaid $42 million under its capital lease obligations and entered into $35 million of new capital leases for information technology assets. During 2015, the Company repaid $34 million under its capital lease obligations, terminated $40 million of capital leases and entered into $90 million of new capital leases for information technology assets.
Other indebtedness relates to purchase of software in a non-cash transaction, which was financed, in part, through a third-party. During 2016, the Company repaid $20 million of its other indebtedness obligations and incurred further indebtedness of  $2 million.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt (Continued)

Debt Maturities
Aggregate maturities of debt as of December 31, 2016 are as follows:
(in $ thousands)	Year Ending December 31,
2017	$63,558
2018	56,316
2019	47,491
2020	31,234
2021(1)	2,144,043
Thereafter	2,126
$2,344,768

(1)
Includes $23 million of unamortized debt discount and $18 million of unamortized debt finance costs on term loans as of December 31, 2016.

Debt Finance Costs
The Company adopted U.S. GAAP guidance for simplifying the presentation of debt issuance costs, effective January 1, 2016. As a result of this guidance, the Company has reclassified its unamortized debt finance costs of  $18 million and $24 million as of December 31, 2016 and 2015, respectively, in relation to its term loans and has presented these costs as a deduction from the principal amount of the term loans. The debt finance costs in relation to its letter of credit facility of  $5 million and $7 million as of December 31, 2016 and 2015, respectively, are capitalized within other non-current assets on the consolidated balance sheets. The debt finance costs are amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in total unamortized debt finance costs is summarized below:
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance as of January 1	$30,504	$36,570	$39,932
Capitalization of debt finance costs	30	—	40,025
Amortization	(5,926)	(6,066)	(10,738)
Write-off on early extinguishment of debt	(1,753)	—	(32,649)
Balance as of December 31	$22,855	$30,504	$36,570

During the year ended December 31, 2016, the Company amortized $6 million of debt finance costs and wrote off  $2 million as early extinguishment of debt in connection with the Company’s repricing of its term loans in the second quarter of 2016.
During the year ended December 31, 2015, the Company amortized $6 million of debt finance costs.
During the year ended December 31, 2014, the Company amortized $10 million of debt finance costs and incurred $46 million of debt finance costs, primarily consisting of advisory fees and early repayment fees, which were recorded directly in the Company’s consolidated statements of operations in connection with the refinancing in the third quarter of 2014.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt (Continued)

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
In addition, under the senior secured credit agreement, the Company is required to operate within a maximum consolidated first lien net leverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. As of December 31, 2016, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
12. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes.
As of December 31, 2016, the Company had a net liability position of  $19 million related to derivative instruments associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries.
Foreign Currency Risk
During 2016 and in previous years, the Company used foreign currency derivative contracts, including forward contracts and currency options, to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables, forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar) and until September 2014, its euro denominated debt. The Company did not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts were recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the foreign currency denominated receivables and payables, forecasted earnings they were intended to economically hedge, and until September 2014, the value of euro denominated debt.
Interest Rate Risk
The primary interest rate exposure as of December 31, 2016 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated variable rate borrowings. However, during 2014 and in previous years, the Company was also exposed to interest rate exposure due to the impact of LIBOR interest rates on its euro denominated variable rate debt.
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
In June 2014, the Company ceased hedge accounting for its interest rate cap derivative instruments. With the exchange of its common shares for the Company’s term loans in July 2014, which reduced the principal amount of debt being hedged to under 100% of the notional amount of interest rate cap contracts

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments (Continued)

and the Company’s refinancing of its capital structure in September 2014, the Company determined that the hedge effectiveness could no longer be achieved. Further, the underlying future interest cash outflows hedged were considered as not probable of occurring, resulting in the Company reclassifying losses of  $8 million accumulated within other comprehensive income (loss) and recognizing the loss within its consolidated statements of operations. In August 2014, the Company terminated the interest rate cap derivative contracts and realized a loss of  $3 million.
Credit Risk and Exposure
The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2016, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.
Fair Value Disclosures for Derivative Instruments
As of December 31, 2016, the Company’s financial assets and liabilities recorded at fair value consist of derivative instruments. These amounts have been categorized based upon a fair value hierarchy as Level 2—Significant Other Observable Inputs as of December 31, 2016 and 2015. See Note 2—Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.
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
The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2016, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Adjustment (“CVA”) comprises 15% or more of the unadjusted fair value of the derivative instrument for two consecutive quarters the Company’s policy is to categorize the derivative as Level 3 of the fair value hierarchy. As the CVA applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments (Continued)

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swap contracts	Other current assets	$768	$—	Accrued Expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	1,719	8,655	Other non-current liabilities	—	—
Foreign currency contracts	Other current assets	88	657	Accrued Expenses and other current liabilities	(21,771)	(10,341)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	—	(1,082)
Total fair value of derivative assets (liabilities)		$2,575	$9,312		$(21,771)	$(11,423)

As of December 31, 2016, the notional amounts of foreign currency forward contracts and interest rate swap derivative contracts were $232 million and $1,400 million, respectively. These derivative contracts cover transactions for periods that do not exceed three years.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the years ended December 31, 2016 and 2015.
	For the Year Ended December 31,
(in $ thousands)	2016	2015
Net derivative liability opening balance	$(2,111)	$(15,548)
Total loss for the period included in net income	(34,767)	(12,130)
Payment on settlement of foreign currency derivative contracts	17,682	25,567
Net derivative liability closing balance	$(19,196)	$(2,111)

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on other comprehensive income (loss) and on net income (loss) during the year and the impact derivatives not designated as hedges had on net income (loss) during that year:
	Amount of Gain Recognized in Other Comprehensive (Loss) Income				Amount of (Loss) Gain Recorded in Net Income
	Year Ended December 31,			Location of Gain (Loss) Recorded in Income (Loss)	Year Ended December 31,
(in $ thousands)	2016	2015	2014		2016	2015	2014
Derivatives designated as hedging instruments:
Interest rate caps	$—	$—	$4,022	Interest expense, net	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate caps	N/A	N/A	N/A	Interest expense, net	—	—	(9,022)
Interest rate swaps	N/A	N/A	N/A	Interest expense, net	(6,168)	8,655	—
Foreign currency contracts	N/A	N/A	N/A	Selling, general and administrative	(28,599)	(20,785)	(18,837)
					$(34,767)	$(12,130)	$(27,859)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		December 31, 2016		December 31, 2015
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$2,575	2,575	$9,312	9,312
Derivative liabilities	Level 2	(21,771)	(21,771)	(11,423)	(11,423)
Total debt	Level 2	(2,344,768)	(2,402,783)	(2,437,198)	(2,431,242)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 5% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2016.
The fair value of the Company’s total debt has been determined by calculating the fair value of term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Other Non-Current Liabilities
Other non-current liabilities consisted of:
(in $ thousands)	December 31, 2016	December 31, 2015
Pension and post-retirement benefit liabilities	$133,470	$128,709
Income tax payable	24,625	24,878
Other	69,688	72,912
	$227,783	$226,499

14. Employee Benefit Plans
Defined Contribution Savings Plan
The Company sponsors a U.S. defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s contributions to this plan were approximately $15 million, $14 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Defined Benefit Pension and Other Post-Retirement Benefit Plans
The Company sponsors U.S. non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain non-U.S. subsidiaries with participation in the plans at the employee’s option. Under both the U.S. and non-U.S. plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2016 and 2015, the aggregate accumulated benefit obligations of these plans were $609 million and $602 million, respectively.
During the year ended December 31, 2015, the Company offered an opportunity to certain employees participating in the U.S. non-contributory defined benefit plan to elect a lump-sum payment of their accrued vested pension benefit. The lump sum amounts paid from the plan assets was $11 million.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain of its U.S. subsidiaries.
The Company sponsors several defined benefit pension plans for certain employees located outside the U.S. The aggregate benefit obligation for these plans was $89 million and $86 million as of December 31, 2016 and 2015, respectively, and the aggregate fair value of plan assets was $92 million and $90 million for December 31, 2016 and 2015, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans (Continued)

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2016 and 2015, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:
	Defined Benefit Pension Plans
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Benefit obligation, beginning of year	$601,902	$662,630
Service cost	363	428
Interest cost	21,407	25,751
Actuarial loss (gain)	31,921	(45,431)
Benefits paid	(27,730)	(36,409)
Currency translation adjustment	(15,680)	(5,067)
Benefit obligation, end of year	$612,183	$601,902
Fair value of plan assets, beginning of year	$483,352	$530,961
Return on plan assets	42,420	(8,809)
Employer contribution	3,157	2,759
Benefits paid	(27,730)	(36,409)
Currency translation adjustment	(16,151)	(5,150)
Fair value of plan assets, end of year	485,048	483,352
Funded status	$(127,135)	$(118,550)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $156 million and $151 million as of December 31, 2016 and 2015, respectively.
	Post-Retirement Benefit Plans
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Benefit obligation, beginning of year	$6,267	$7,184
Service cost	12	20
Interest cost	217	261
Actuarial loss (gain)	76	(2,080)
Benefits received	90	882
Benefit obligation, end of year	$6,662	$6,267
Fair value of plan assets, beginning and end of year	—	—
Funded status	$(6,662)	$(6,267)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $3 million and $3 million as of both December 31, 2016 and 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans (Continued)

The following table provides the components of net periodic cost (benefit) for the respective years:
	Defined Benefit Pension Plans
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Service cost	$363	$428	$384
Interest cost	21,407	25,751	27,282
Expected return on plan assets	(29,414)	(33,325)	(35,929)
Recognized net actuarial loss	9,641	9,070	2,869
Net periodic cost (benefit)	$1,997	$1,924	$(5,394)

	Post-Retirement Benefit Plans
(in $ thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Service cost	$12	$20	$19
Interest cost	217	261	295
Recognized net actuarial loss	(331)	(188)	(754)
Net periodic (benefit) cost	$(102)	$93	$(440)

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2016 and 2015:
(in $ thousands)	December 31, 2016	December 31, 2015
Defined Benefit Pension Plans
Discount rate	4.0%	4.4%
Expected long-term return on plan assets	6.0%	6.4%
Post-Retirement Benefit Plans
Discount rate	4.5%	4.8%
As of December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its pension and other post-retirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The revised estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. This estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change did not affect the measurement of the Company’s pension and post-retirement benefit obligations and it was accounted for as a change in accounting estimate, which is applied prospectively. For the year ended December 31, 2016, the change in estimate has not resulted in significant impact on the U.S. pension and post-retirement net periodic benefit plan cost.
During the year ended December 31, 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ (SOA) Retirement Plans Experience Committee. The mortality improvement scale was updated by the SOA in October 2015 to MP-2015, which in turn changed the underlying mortality table. The Company adopted the refined tables,

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans (Continued)

specifically the RP-2014 mortality table adjusted back to the 2006 base rates using MP-2014, with the Mortality Improvement Scale MP-2015 generationally applied from 2006, for the year ended December 31, 2015. The adoption of the updated Mortality Tables and the Mortality Improvement Scale decreased the Company’s pension liability by approximately $9 million as of December 31, 2015. The mortality improvement scale was again updated by the SOA in October 2016 to MP-2016, and the Company adopted MP-2016 for the year ended December 31, 2016 which resulted in a decrease in the liability of  $7 million.
The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 7.5% for 2016 reduced over five years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.
The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s U.K. based defined plans are managed by an independent custodian. The Company’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 42% in equity securities, 55% in fixed income securities and 3% to all other types of investments.
The fair values of the Company’s pension plan assets by asset category as of December 31, 2016 are as follows:
	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$385,194	$385,194
Mutual funds(2)	86,968	—	86,968
Cash equivalents(3)	12,886	—	12,886
Total	$99,854	$385,194	$485,048

The fair values of the Company’s pension plan assets by asset category as of December 31, 2015 are as follows:
	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$383,789	$383,789
Mutual funds(2)	88,404	—	88,404
Cash equivalents(3)	11,159	—	11,159
Total	$99,563	$383,789	$483,352

(1)
The underlying investments held in common & commingled trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share based on the fair value of the underlying investments of the funds and is provided by the fund administrator as of the measurement date.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans (Continued)

(2)
Values of units are based on the closing price reported on the major market on which the investments are traded and provided by the fund administrator.

(3)
Cash equivalents comprise of money market funds.

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $2 million in 2017 compared to actual contribution of $3 million in 2016.
The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:
(in $ thousands)	Defined Benefit Pension Plans	Post-Retirement Benefit Plans
2017	$30,408	$216
2018	31,206	220
2019	32,067	222
2020	32,907	239
2021	33,796	249
Five years thereafter	178,306	1,451
15. Commitments and Contingencies
Commitments
Leases
The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2016 are as follows:
(in $ thousands)	Amount
2017	$15,963
2018	15,348
2019	13,859
2020	11,260
2021	10,000
Thereafter	36,413
$102,843

During the years ended December 31, 2016, 2015 and 2014, the Company incurred total rental expenses of $17 million, $16 million and $16 million, respectively, primarily related to leases of office facilities.
Commitments under capital leases and other indebtedness amounted to $109 million as of December 31, 2016, primarily related to information technology equipment.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2016, the Company had approximately $105 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $44 million relates to the twelve months ending December 31, 2017. These purchase obligations extend through 2019.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies (Continued)

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
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
16. Equity
Description of Capital Stock
The Company has authorized share capital of  $1,962,500 consisting of 560,000,000 common shares of par value $0.0025 and 225,000,000 preference shares of par value $0.0025.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity (Continued)

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

Common Shares
As of December 31, 2016, the Company had outstanding 124,032,361 common shares of par value of $0.0025. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company and (iv) generally entitled to enjoy all of the rights attaching to shares.
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
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the year ended December 31, 2016:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 17, 2016	$0.075	March 3, 2016	March 17, 2016	$9,279
May 3, 2016	$0.075	June 2, 2016	June 16, 2016	$9,286
August 3, 2016	$0.075	September 1, 2016	September 15, 2016	$9,294
November 1, 2016	$0.075	December 1, 2016	December 15, 2016	$9,302
On February 13, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the fourth quarter of 2016 (see Note 22—Subsequent Events).
The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.
Treasury Shares
Following the change in accounting policy for treasury shares in 2015, the Company, on net share settlement on the vesting of equity awards, purchased 837,867 common shares for a total amount of  $13 million. During the year ended December 31, 2015, the Company used 237,198 common shares held in treasury of $4 million to settle liabilities for equity awards and further sold 850,000 common shares held in treasury for proceeds of $12 million in a registered offering in November 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity (Continued)

During the year ended December 31, 2016, on net share settlement on the vesting of equity awards, the Company purchased 115,857 common shares for a total amount of $2 million and used 51,893 common shares held in treasury of  $1 million in relation to the vesting of equity awards.
Issuance of Common Shares in Initial Public Offering
In September 2014, the Company issued 30 million common shares with par value of $0.0025 per share, at a price of  $16.00 per share, generating $445 million of net proceeds after deducting underwriting discounts and commissions and offering expenses. The par value of the shares has been recorded within common shares and the excess of proceeds over the par value of shares has been recorded within additional paid-in-capital on the Company’s consolidated balance sheets as of December 31, 2014.
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
Purchase of Non-Controlling Interest in a Subsidiary
In June 2016, the Company acquired an additional 40% of the equity of Travelport Locomote from the non-controlling shareholders for total consideration of  $9 million. The excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated statements of cash flows. As of December 31, 2016, the Company’s ownership in Travelport Locomote was approximately 96%.
In November 2015, the Company acquired vested shares from certain employees and directors of eNett, the Company’s majority-owned subsidiary, for a total consideration of $3 million. Further, in June 2014, the Company acquired 16% of the equity of eNett from the non-controlling shareholders for total consideration of  $65 million. In both instances, the excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired is recorded within additional paid-in-capital on the Company’s consolidated balance sheets, and the cash payment is presented as a financing activity in the Company’s consolidated statements of cash flow. As of December 31, 2016, the Company’s ownership in eNett was 71%.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Equity (Continued)

Accumulated Other Comprehensive Loss
Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity (deficit), net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:
(in $ thousands)	Currency Translation Adjustments	Unrealized Gain (Loss) on Equity Investments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain on Available- for-Sale Securities	Unrecognized Actuarial (Loss) Gain on Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(9,438)	$7,954	$(4,022)	$—	$(76,458)	$(81,964)
Activity during period, net of tax(1)	(10,775)	(7,438)	4,022	6,376	(83,833)	(91,648)
Balance as of December 31, 2014	(20,213)	516	—	6,376	(160,291)	(173,612)
Activity during period, net of tax(1)	(10,554)	(516)	—	(6,376)	13,551	(3,895)
Balance as of December 31, 2015	(30,767)	—	—	—	(146,740)	(177,507)
Activity during period, net of tax(1)	(4,581)	—	—	—	(7,984)	(12,565)
Balance as of December 31, 2016	$(35,348)	$—	$—	$—	$(154,724)	$(190,072)

(1)
The tax credit relates to unrecognized actuarial gain (loss) on defined benefit plans and was $1 million, $0 and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. For all other components of accumulated other comprehensive loss, the tax impact was $0 for each of the years ended December 31, 2014, 2015 and 2016.

17. Equity-Based Compensation
As of December 31, 2016, the Company has the following equity-based long-term incentive programs under which the Company has been authorized to grant equity awards, including time-based restricted share units (“RSUs”), performance-based restricted share units (“PSUs”) and/or stock options of the Company to the key employees and directors of the Company:
•
Travelport Worldwide Limited 2013 Equity Plan (“2013 Equity Plan”)(1)

•
Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (“Amended 2014 Equity Plan”)(2)

•
Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (“2014 ESPP”)(3)

(1)
A total of 7.0 million common shares are authorized for equity grants under the Company’s 2013 Equity Plan. As of December 31, 2016, the number of common shares available for grant under this plan was 0.4 million.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Equity-Based Compensation (Continued)

(2)
On June 8, 2016, the shareholders of the Company approved an amendment and restatement of the Company’s 2014 Omnibus Incentive Plan and authorized an additional 8.9 million common shares that are available for issuances of equity awards in addition to the 6.0 million common shares authorized under the original plan in 2014. As of December 31, 2016, the number of common shares available for grant under this plan was 9.9 million.

(3)
A total of 2.4 million common shares are authorized for issuance under the Company’s 2014 ESPP. As of December 31, 2016, the number of common shares available for grant under this plan was 2.2 million.

RSUs
Under the Company’s equity compensation plans, the Company grants RSUs, which generally vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. RSUs granted to the Company’s non-employee directors generally vest over one year. The Company’s non-employee directors are considered as employees for the purposes of its equity-based compensation accounting. Generally, RSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s RSUs may be settled by the issuance of common shares held in treasury.
The table below presents the activity of the Company’s RSUs for the year ended December 31, 2016:
(in dollars, except number of RSUs)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	874,728	$14.90
Granted at fair market value	876,917	$13.29
Vested(1)	(229,049)	$15.24
Forfeited	(127,289)	$14.76
Balance as of December 31, 2016	1,395,307	$13.84

(1)
The Company completed net share settlements for 74,371 common shares for the year ended December 31, 2016 in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $13.29, $13.62 and $14.73 per RSU, respectively. The fair value of the RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $3 million, $3 million and $15 million, respectively. Cash dividends accrued and paid for the years ended December 31, 2016, 2015 and 2014 were not material to the consolidated financial statements.
PSUs
Under the Company’s equity compensation plans, the Company grants PSUs, which generally (i) either have a cliff-vesting feature whereby the PSUs vest at the end of three years from the date of the grant, or (ii) have a graded-vesting feature whereby a portion of the PSUs vest each year over a period of three to four years from the date of the grant, based on the satisfaction of certain performance conditions and

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Equity-Based Compensation (Continued)

continued employment of the employee during the vesting period. The number of PSUs that will ultimately vest is determined based on the Company’s performance against pre-defined targets and may range from 0% to 200% of the initial award. Each reporting period, the Company assesses the probability of vesting and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period. All of the PSUs are settled in the Company’s common shares. Generally, PSUs accrue dividend equivalents associated with the underlying common shares as the dividends are declared by the Company. Dividends will generally be paid to holders of the PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price and the fair value of the PSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s PSUs may be settled by the issuance of common shares held in treasury.
The table below presents the activity of the Company’s PSUs for the year ended December 31, 2016:
(in dollars, except number of PSUs)	Number of PSUs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	1,297,801	$16.28
Change in estimate(1)	642,822	$17.90
Granted at fair market value	972,900	$13.23
Vested(2)	(93,319)	$16.78
Forfeited	(178,977)	$16.43
Balance as of December 31, 2016(3)	2,641,227	$15.52

(1)
Represents an increase in the number of original PSUs granted based on the final achievement of performance criteria at the end of the defined performance period.

(2)
The Company completed net share settlements for 41,486 common shares for the year ended December 31, 2016 in connection with employee taxable income created upon vesting of common shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(3)
Total estimated awards that will ultimately vest based on the forecasted performance against the pre-defined targets is expected to be 2,911,785 PSUs.

The weighted average grant-date fair value of PSUs granted during the years ended December 31, 2016, 2015 and 2014 was $13.23, $13.56 and $19.40 per PSU, respectively. The fair value of the PSUs vested during the years ended December 31, 2016, 2015 and 2014 was $2 million, $35 million and $0, respectively. Cash dividends accrued and paid for the years ended December 31, 2016, 2015 and 2014 were not material to the consolidated financial statements.
Stock Options
Under the Company’s equity compensation plans, stock options are generally granted with exercise prices equal to the market price of the share on the date of grant. The options generally vest one-quarter, annually, over a period of four years, if the employee continues to remain in employment during the vesting period. The contractual term of the option is generally ten years from the date of grant, unless the holder’s employment is terminated sooner. The Company’s equity compensation plans generally provide that, in case of voluntary termination of employment, any vested options are exercisable for a period of 30 days from the date of voluntary termination. Where an employment has been terminated involuntarily, the holder generally has 90 days to exercise any vested options.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Equity-Based Compensation (Continued)

The weighted average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $4.03, $5.06 and $7.46 per option, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the years ended December 31:
	2016	2015	2014
Expected term from grant date (in years)	6.25	6.25	3 to 6.25
Risk free interest rate	1.27% to 1.97%	1.54% to 1.84%	0.80% to 1.67%
Expected volatility	35% to 40%	42% to 49%	49% to 60%
Dividend yield	2%	2%	0% to 2%
The table below presents the activity of the Company’s stock options for the year ended December 31, 2016:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of December 31, 2015	1,454,638	$14.27
Granted at fair market value	1,510,896	$13.27
Forfeited	(164,498)	$15.59
Expired	(80,522)	$15.99
Balance as of December 31, 2016	2,720,514	$13.58	7.91	$2,892
Exercisable as of December 31, 2016	734,318	$13.00	5.07	1,546
Expected to vest as of December 31, 2016	1,986,196	$13.80	8.96	1,346

There were no stock options exercised in any of the years ended December 31, 2016, 2015 or 2014.
2014 ESPP
In September 2014, the Company’s Board of Directors adopted the 2014 ESPP, which is intended to provide employees of the Company with an opportunity to acquire a proprietary interest in the Company through the purchase of common shares. For U.S. participants, the purchase price per common share is equal to 85% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months. For U.K. participants, the purchase price per common share is equal to 100% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months; however, the Company provides “matching shares” equal to 100% of the common shares purchased by the U.K. participants. Matching shares are forfeited if the U.K. participant terminates employment within three years after the purchase date. During the years ended December 31, 2016 and 2015, 194,376 and 27,940 common shares, respectively, were issued under the 2014 ESPP. Common shares issued and compensation expense recognized under the 2014 ESPP for the years ended December 31, 2016 and 2015 were not material to the Company’s consolidated financial statements.
Subsidiary Equity-Based Compensation
The Company’s majority owned subsidiary, eNett, has an equity-based long-term incentive program pursuant to which certain employees and directors of eNett were granted the right to purchase eNett’s equity units for an exercise price ranging from $1.00 or $12.58 per share of eNett. The equity units vest upon satisfaction of certain performance and service conditions. As of December 31, 2016, of the approximately 3.5 million equity units granted, 2.9 million equity units have vested. Additionally, the Board

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Equity-Based Compensation (Continued)

of Directors of eNett has approved approximately 2.6 million equity units which are available for future grants. As of December 31, 2016, eNett has approximately 40.7 million shares outstanding of which the Company owns approximately 71%. The fair value of the awards granted, as well as the compensation expense recognized, is immaterial to the consolidated financial statements of the Company for all years presented.
Expense
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 amount to $32 million, $30 million and $41 million ($30 million, $28 million and $37 million after tax), respectively. The total income tax benefit related to stock-based compensation expense was $2 million, $2 million and $4 million for the years 2016, 2015 and 2014, respectively.
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the Company’s consolidated statements of cash flows. This requirement impacts reported operating cash flows and reported financing cash flows. The cash flow impact resulting from such tax benefits (deficiency) is not material to the consolidated financial statements of the Company. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital (“APIC”) pool. Any resulting tax deficiency is deducted from the APIC pool.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2016 will be approximately $14 million, $21 million and $8 million for RSUs, PSUs and stock options, respectively, based on the fair value on the grant date and which are expected to be recognized over a weighted average period of 2.74, 1.92 and 2.93 years for RSUs, PSUs and stock options, respectively.
18. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:
(in $ thousands, except share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator – Basic and Diluted income per share:
Net income attributable to the Company	$16,820	$16,332	$86,494
Denominator – Basic Income per Share:
Weighted average common shares outstanding	123,871,479	122,340,491	85,771,655
Income per share – Basic	0.14	0.13	1.01
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share	123,871,479	122,340,491	85,771,655
Weighted average effect of dilutive securities
RSUs	1,438,393	145,471	1,988,145
Stock Options	86,613	53,460	104,290
Weighted average common shares outstanding	125,396,485	122,539,422	87,864,090
Income per share – Diluted	0.13	0.13	0.98

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Income Per Share (Continued)

For the years ended December 31, 2016 and 2015, the Company had 2 million and 1.2 million, respectively, of weighted average common share equivalents primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive, as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceeded the shares that would have been issued.
19. Segment Information
The financial measures which the Chief Operating Decision Maker (the “CODM”) uses to evaluate the performance of the Company are net revenue and Adjusted EBITDA, which is defined as net income (loss) from continuing operations excluding depreciation and amortization of property and equipment and acquired intangible assets, amortization of customer loyalty payments, interest, income taxes, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that the Company’s management and the CODM view as outside the normal course of operation, such as gain on the sale of shares of Orbitz Worldwide Inc., non-cash equity-based compensation, non-cash impairment of long-lived assets, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments. Such adjustments are also excluded under the Company’s debt covenants.
Reportable segments are determined based on the financial information which is available and utilized on a regular basis by the CODM to assess financial performance and to allocate resources. The Company has two operating segments, Travelport and eNett; however, the Company reports them together as one reportable segment as eNett does not meet the thresholds for a separate reportable segment.
The Company maintains operations in the United States, United Kingdom and other international territories. The table below presents the Company’s net revenue and long-lived assets by geographic location:
(in $ thousands)	United States	United Kingdom	All Other Countries	Total
Net Revenue
Year ended December 31, 2016	740,573	197,551	1,413,232	2,351,356
Year ended December 31, 2015	756,036	187,018	1,277,966	2,221,020
Year ended December 31, 2014	785,651	174,034	1,188,474	2,148,159
Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2016	1,229,632	9,986	1,141,128	2,380,746
As of December 31, 2015	1,231,730	16,849	1,196,497	2,445,076
As of December 31, 2014	1,341,484	18,349	1,111,642	2,471,475
Net revenue by country is determined by the location code for the segment booking for Travel Commerce Platform revenue and the domicile of the legal entity receiving the revenue for Technology Services revenue. Travel Commerce Platform revenue, consisting of Air and Beyond Air, accounts for 95% of total net revenue with revenue from Technology Services accounting for the remaining 5%, for the year ended December 31, 2016. Long-lived assets by country is based on geographic location of the Company’s subsidiaries.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions
Transactions with Entities Related to Owners
During the year ended December 31, 2015, FMR LLC became a principal shareholder owning more than 10% of the outstanding common shares of the Company. The Company receives administrative, recordkeeping and related services from subsidiaries of FMR LLC for its employee retirement plans and equity-based compensation plans. As of December 31, 2016, FMR LLC is no longer a principal shareholder. The total expenses incurred by the Company during the year ended December 31, 2016 in relation to such services were insignificant.
Prior to the Company’s comprehensive refinancing in April 2013, Blackstone was the ultimate controlling shareholder in the Company. Subsequent to the comprehensive refinancing, Blackstone continued to be a principal shareholder of the Company until September 2014 when the Company issued its common shares in an initial public offering. Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of business with these companies, including the sale and purchase of goods and services. None of these transactions or arrangements is of great enough value to be considered material.
During 2014, the Company paid approximately $11 million to an affiliate of Blackstone for advisory and consulting services incurred in relation to debt for equity exchanges and refinancing transactions.
Pursuant to the Transaction and Monitoring Fee Arrangement (“TMFA”) agreement entered into in 2008 with Blackstone and an affiliate of Technology Crossover Ventures (“TCV”) (who were then principal shareholders of the Company) and its subsequent amendment in March 2013 (where Blackstone and TCV agreed (i) to a one-third reduction in the amount of fees that would otherwise be payable under the TMFA, (ii) that the Company had no obligation to pay the advisory fee until the Company’s outstanding indebtedness under the second lien credit agreement was repaid, refined or extended and (iii) to share a portion of the fee with Angelo Gordon and Q Investments (former principal shareholders of the Company)), the Company made payments of approximately $26 million during 2014 and has no outstanding obligations remaining under the TMFA, which was terminated upon the Company’s initial public offering.
Transactions with Orbitz Worldwide
On February 5, 2015, the Company sold all of its remaining investment in Orbitz Worldwide.
During the period from January 1, 2014 to July 22, 2014, during which Orbitz Worldwide was an equity method investee of the Company, the Company had transactions and outstanding balances with Orbitz Worldwide. The Company had various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it earned approximately $5 million of revenue for the period from January 1, 2014 to July 22, 2014 and recorded approximately $58 million of expense for the same period.
21. Discontinued Operations
In connection with the sale of the Gullivers Travel Association business to Kuoni in 2011, the Company agreed to indemnify Kuoni up to January 2018 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated balance sheets as of December 31, 2016 and 2015.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Subsequent Events
On January 19, 2017, the Company entered into an amendment to its senior secured credit agreement which (i) amended the applicable rates to 2.25% per annum, in the case of base rate loans, and 3.25% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 3.25% for the term loans.
On February 13, 2017, the Company’s Board of Directors declared a cash dividend of $0.075 per common share for the fourth quarter of 2016, which is payable on March 16, 2017 to shareholders of record on March 2, 2017.

TRAVELPORT WORLDWIDE LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2016, 2015 AND 2014
(in $ thousands)	Balance at Beginning of Period	Charged to Expense or Other Accounts	Write-Offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2016	14,575	2,162	(3,307)	13,430
Year ended December 31, 2015	13,569	2,435	(1,429)	14,575
Year ended December 31, 2014	12,648	3,257	(2,336)	13,569
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2016	383,357	12,410	(179,972)	215,795
Year ended December 31, 2015	421,244	54,373	(92,260)	383,357
Year ended December 31, 2014	345,244	166,495	(90,495)	421,244

EXHIBIT INDEX
Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
4.1	Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).
4.2	Registration Rights Agreement, dated as of April 15, 2013, among the shareholders referred to therein and Travelport Worldwide Limited (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on August 18, 2014).
10.1	Credit Agreement, dated as of September 2, 2014, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and each lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on September 4, 2014).

Exhibit No.	Description
10.2	Incremental Amendment, dated as of January 16, 2015, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, UBS AG Stamford Branch, as incremental Revolving Credit Lender and additional L/C Issuer, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and consented and agreed to by Deutsche Bank AG New York Branch, Credit Suisse AG, Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc., as the existing L/C Issuers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 22, 2015).
10.3	Amendment No. 2 to Credit Agreement, dated as of June 23, 2016 among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term B Lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on June 27, 2016).
10.4	Amendment No. 3 to Credit Agreement, dated as of January 19, 2017 among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term C Lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 20, 2017).
10.5	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.6	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.7	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.8	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.9	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).
10.10	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.11	Subscriber Services Agreement, dated as of February, by and among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System B.V. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form10-Q filed by Travelport Limited on May 9, 2014).*
10.12	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).
10.13	Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited. (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.14	Consulting Agreement between Travelport Worldwide Limited and Philip Emery, dated May 5, 2016 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 4, 2016).

Exhibit No.	Description
10.15	Contract of Employment, dated as of January 4, 2016, between Stephen Shurrock and Travelport International Limited.
10.16	Letter Agreement of Matthew Minetola, dated as of November 4, 2014 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).
10.17	Transition and Separation Agreement, dated October 23, 2015, between Travelport Worldwide Limited, Travelport, LP and Kurt Ekert (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).
10.18	Contract of Employment, dated as of January 1, 2016, between Bernard Bot and Travelport International Limited (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).
10.19	Contract of Employment, dated as of November 14, 2014, between Thomas Murphy and Travelport International Limited (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).
10.20	Travelport Officer Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).
10.21	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (US) (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.22	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (UK) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.23	Form of Travelport Worldwide Limited 2013 Equity Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.24	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.25	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.26	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*
10.27	Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).*
10.28	Amendment 15 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).
10.29	Amendment 16 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).*

Exhibit No.	Description
10.30	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.31	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.32	Letter Agreement between Travelport Limited and Douglas M. Steenland, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.33	Letter Agreement between Travelport Worldwide Limited and Douglas M. Steenland, effective as of September 24, 2014 (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).
10.34	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.35	First Amendment to the Subscriber Services Agreement, dated as of May 2, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 7, 2014).*
10.36	Second Amendment to the Subscriber Services Agreement, dated as of July 22, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 6, 2014).*
10.37	Travelport Worldwide Limited Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.38	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.39	Form of Travelport Worldwide Limited Management Equity Award Agreement (United States) (Incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.40	Form of Travelport Worldwide Limited Management Equity Award Agreement (United Kingdom/RoW) (Incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.41	Amendment to Travelport Worldwide Limited 2013 Equity Plan, dated September 5, 2014 (Incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.42	Transition and Separation Agreement, dated August 7, 2014, between Travelport Limited and Eric J. Bock (Incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.43	Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 4, 2016).
10.44	Form of Indemnification Agreement of Travelport Worldwide Limited (Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).
10.45	Form of Director Award Agreement (Restricted Stock Units) (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 6, 2014).

Exhibit No.	Description
10.46	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 5, 2016).
10.47	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 5, 2016).
10.48	Form of Director Award Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 4, 2016).
21	List of Subsidiaries.
23	Consent of Deloitte LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.