Form 10-Q
period 2017-03-31
Travelport Worldwide LTD
filed 2017-05-09
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 8, 2017, there were 124,392,455 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net revenue	$650,763	$609,263
Costs and expenses
Cost of revenue	386,837	362,677
Selling, general and administrative	112,147	114,477
Depreciation and amortization	52,909	52,241
Total costs and expenses	551,893	529,395
Operating income	98,870	79,868
Interest expense, net	(30,275)	(54,895)
Income before income taxes	68,595	24,973
Provision for income taxes	(12,732)	(7,792)
Net income	55,863	17,181
Net loss (income) attributable to non-controlling interest in subsidiaries	243	(596)
Net income attributable to the Company	$56,106	$16,585
Income per share – Basic:
Income per share	$0.45	$0.13
Weighted average common shares outstanding – Basic	124,081,175	123,718,311
Income per share – Diluted:
Income per share	$0.45	$0.13
Weighted average common shares outstanding – Diluted	125,516,945	123,778,407
Cash dividends declared per common share	$0.075	$0.075
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income	$55,863	$17,181
Other comprehensive income, net of tax
Currency translation adjustment, net of tax	4,337	7,459
Amortization of actuarial loss to net income, net of tax	2,599	2,251
Other comprehensive income, net of tax	6,936	9,710
Comprehensive income	62,799	26,891
Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	243	(596)
Comprehensive income attributable to the Company	$63,042	$26,295

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$187,407	$139,938
Accounts receivable (net of allowances for doubtful accounts of $12,720 and $13,430)	267,785	218,224
Other current assets	99,286	84,089
Total current assets	554,478	442,251
Property and equipment, net	414,639	431,046
Goodwill	1,082,315	1,079,951
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	510,750	511,607
Deferred income taxes	9,366	9,213
Other non-current assets	48,460	46,764
Total assets	$2,933,105	$2,833,929
Liabilities and equity
Current liabilities:
Accounts payable	$62,347	$59,219
Accrued expenses and other current liabilities	527,862	478,560
Current portion of long-term debt	62,441	63,558
Total current liabilities	652,650	601,337
Long-term debt	2,270,788	2,281,210
Deferred income taxes	59,433	59,381
Other non-current liabilities	225,049	227,783
Total liabilities	3,207,920	3,169,711
Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 125,000,621 shares and 124,941,233 shares issued; 124,082,833 shares and 124,032,361 shares outstanding as of March 31, 2017 and December 31, 2016, respectively)	312	312
Additional paid in capital	2,705,950	2,708,836
Treasury shares, at cost (917,788 shares and 908,872 shares as of March 31, 2017 and December 31, 2016, respectively)	(14,294)	(14,166)
Accumulated deficit	(2,808,732)	(2,864,838)
Accumulated other comprehensive loss	(183,136)	(190,072)
Total shareholders’ equity (deficit)	(299,900)	(359,928)
Equity attributable to non-controlling interest in subsidiaries	25,085	24,146
Total equity (deficit)	(274,815)	(335,782)
Total liabilities and equity	$2,933,105	$2,833,929

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating activities
Net income	$55,863	$17,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,909	52,241
Amortization of customer loyalty payments	18,795	16,574
Impairment of long-lived assets	685	461
Amortization of debt finance costs and debt discount	2,673	2,571
Gain on foreign exchange derivative instruments	(7,701)	(11,074)
(Gain) loss on interest rate derivative instruments	(226)	16,456
Equity-based compensation	8,006	9,117
Deferred income taxes	152	(887)
Customer loyalty payments	(16,755)	(25,307)
Pension liability contribution	(595)	(1,118)
Changes in assets and liabilities:
Accounts receivable	(49,198)	(49,424)
Other current assets	(4,075)	(23,251)
Accounts payable, accrued expenses and other current liabilities	37,449	27,232
Other	(2,960)	(4,568)
Net cash provided by operating activities	$95,022	$26,204
Investing activities
Property and equipment additions	$(23,609)	$(22,521)
Net cash used in investing activities	$(23,609)	$(22,521)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Financing activities
Repayment of term loans	$(5,938)	$(9,405)
Repayment of capital lease obligations and other indebtedness	(9,511)	(12,079)
Proceeds from revolver borrowings	—	10,000
Repayment of revolver borrowings	—	(10,000)
Dividend to shareholders	(9,306)	(9,280)
Proceeds from share issuance under employee share purchase plan	632	—
Treasury share purchase related to vesting of equity awards	(128)	(275)
Net cash used in financing activities	$(24,251)	$(31,039)
Effect of changes in exchange rates on cash and cash equivalents	307	508
Net increase (decrease) in cash and cash equivalents	47,469	(26,848)
Cash and cash equivalents at beginning of period	139,938	154,841
Cash and cash equivalents at end of period	$187,407	$127,993
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$30,126	$37,480
Income tax payments, net of refunds	3,905	4,549
Non-cash capital lease additions	1,651	6,779
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.075 per common share)	—	—	(10,054)	—	—	—	—	—	(10,054)
Equity-based compensation	59,388	—	7,168	—	—	—	—	1,182	8,350
Treasury shares purchased in relation to vesting of equity awards	—	—	—	8,916	(128)	—	—	—	(128)
Comprehensive income (loss), net of tax	—	—	—	—	—	56,106	6,936	(243)	62,799
Balance as of March 31, 2017	125,000,621	$312	$2,705,950	917,788	$(14,294)	$(2,808,732)	$(183,136)	$25,085	$(274,815)

	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.075 per common share)	—	—	(9,458)	—	—	—	—	—	(9,458)
Equity-based compensation	111,412	—	9,026	—	—	—	—	—	9,026
Treasury shares purchased in relation to vesting of equity awards	—	—	—	23,417	(275)	—	—	—	(275)
Comprehensive income, net of tax	—	—	—	—	—	16,585	9,710	596	26,891
Balance as of March 31, 2016	124,587,794	$311	$2,715,106	868,325	$(13,606)	$(2,865,073)	$(167,797)	$34,385	$(296,674)

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
The Travel Commerce Platform, through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business-to-business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. The Company also provides travel companies with a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through digital services including apps, mobile web and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.
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
These consolidated condensed financial statements and other consolidated condensed financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2016 consolidated balance sheet, which was derived from audited consolidated financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.
2. Recently Issued Accounting Pronouncements
Pension
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

guidance requires the Company to present the service cost component of net benefit cost as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a company to disclose in the footnotes to the financial statements the line items that contain the other components of net benefit cost, if they are not presented on appropriately described separate lines in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017 using a retrospective transition method (except for capitalization of service cost, which has to be applied on a prospective basis). Early adoption of the amendments in the guidance is permitted only in the first quarter of 2017. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019. Early adoption of the amendments in the guidance is permitted for any impairment tests performed after January 1, 2017 and requires its application using a prospective transition method. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Restricted Cash
In November 2016, the FASB issued guidance that requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. It also requires a reconciliation between the balance sheet and the statement of cash flows. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the amendments in the guidance is permitted and requires its application using a retrospective transition method. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Statement of Cash Flows
In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments provide specific guidance relating to the classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments and cash flows classification based on its predominate source or use. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the amendments in the guidance is permitted and requires its application using a retrospective transition method. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Financial Instruments—Credit Losses
In June 2016, the FASB issued guidance that amends the guidance on accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, an entity will recognize an allowance for credit losses based on its

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires an entity to consider all available relevant information when estimating expected credit losses, including details about past events, current conditions and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on the consolidated condensed financial statements.
Compensation—Equity-Based Compensation
In March 2016, the FASB issued guidance that simplified several areas of employee equity-based compensation accounting, including income taxes, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows. More significantly, the new guidance eliminated the need to track tax windfalls in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies are to be recorded within income tax expense. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. The Company adopted the provisions of this guidance effective January 1, 2017. Adoption of the requirements within this guidance related to excess tax benefits, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows did not have a material impact on the Company’s consolidated condensed financial statements. The recognition of a $10 million deferred tax asset as of January 1, 2017 related to an unrecognized excess tax benefit was fully offset by a valuation allowance recorded as it is more-likely-than-not that the deferred tax asset will not be realized.
Leases
In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements. The Company’s minimum lease commitments for operating leases as of March 31, 2017 was $100 million.
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
In August 2015, the FASB delayed the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to adopt the guidance beginning January 1, 2018. The

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

guidance permits the use of either a full or modified retrospective adoption approach. The Company expects to adopt the guidance using the modified retrospective approach, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings (or accumulated losses) as of January 1, 2018. The guidance also permits the application of the modified retrospective approach to either all contracts as of the date of initial application or only to contracts that are not completed as of this date. The Company expects to apply the modified retrospective approach only to contracts that are not completed as of January 1, 2018.
The Company is in the process of evaluating its contracts with customers and analyzing the impact of the new guidance on the Company’s revenue contracts, comparing its current accounting policies and practices to the requirements of the new guidance, and identifying potential differences that would result from applying the new guidance to its contracts. The Company is also in the process of identifying and implementing changes to its business processes, systems and controls to support adoption of the new guidance in 2018. As of March 31, 2017, the expected impact on the consolidated condensed financial statements cannot be reasonably estimated.
3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	March 31, 2017	December 31, 2016
Sales and use tax receivables	$26,216	$27,178
Prepaid expenses	25,339	26,289
Client funds	19,265	11,632
Prepaid incentives	13,698	9,492
Derivative assets	2,325	856
Other	12,443	8,642
	$99,286	$84,089

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
4. Property and Equipment, Net
Property and equipment, net, consisted of:
	March 31, 2017			December 31, 2016
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$965,418	$(756,921)	$208,497	$925,998	$(736,573)	$189,425
Computer equipment	342,479	(207,804)	134,675	344,112	(205,222)	138,890
Building and leasehold improvements	26,670	(9,313)	17,357	27,187	(9,622)	17,565
Construction in progress	54,110	—	54,110	85,166	—	85,166
	$1,388,677	$(974,038)	$414,639	$1,382,463	$(951,417)	$431,046

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $43 million and $41 million during the three months ended March 31, 2017 and 2016, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net (Continued)

As of March 31, 2017 and December 31, 2016, the Company had capital lease assets of  $192 million and $195 million, respectively, with accumulated depreciation of  $100 million and $93 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2017 and March 31, 2017 are as follows:
(in $ thousands)	January 1, 2017	Additions	Retirements	Foreign Exchange	March 31, 2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$2,364	$1,082,315
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(368,715)	26	758,370
Accumulated amortization	(804,089)	(10,392)	368,715	(52)	(445,818)
Acquired intangible assets, net	322,970	(10,392)	—	(26)	312,552
Customer loyalty payments	358,259	28,354	(12,908)	2,076	375,781
Accumulated amortization	(169,622)	(18,795)	12,908	(2,074)	(177,583)
Customer loyalty payments, net	188,637	9,559	—	2	198,198
Other intangible assets, net	$511,607	$(833)	$—	$(24)	$510,750

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and March 31, 2016 are as follows:
(in $ thousands)	January 1, 2016	Additions	Retirements	Foreign Exchange	March 31, 2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$—	$—	$4,660	$1,072,075
Trademarks and tradenames	313,961	—	—	52	314,013
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(26)	1,127,334
Accumulated amortization	(756,489)	(11,139)	—	(552)	(768,180)
Acquired intangible assets, net	370,871	(11,139)	—	(578)	359,154
Customer loyalty payments	300,142	32,050	(19,880)	4,124	316,436
Accumulated amortization	(136,473)	(16,574)	19,154	(1,556)	(135,449)
Customer loyalty payments, net	163,669	15,476	(726)	2,568	180,987
Other intangible assets, net	$534,540	$4,337	$(726)	$1,990	$540,141

The Company paid cash of $17 million and $25 million for customer loyalty payments during the three months ended March 31, 2017 and 2016, respectively. Further, as of March 31, 2017 and December 31, 2016, the Company had balances payable of  $70 million and $60 million, respectively, for customer loyalty payments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Intangible Assets (Continued)

Amortization expense for acquired intangible assets was $10 million and $11 million for the three months ended March 31, 2017 and 2016, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $19 million and $17 million for the three months ended March 31, 2017 and 2016, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	March 31, 2017	December 31, 2016
Prepaid incentives	$26,415	$25,538
Deferred financing costs	4,313	4,752
Supplier prepayments	3,630	3,454
Derivative assets	2,510	1,719
Pension assets	1,711	989
Other	9,881	10,312
	$48,460	$46,764

7. Restructuring Charges
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
Severance and employee-related costs were recorded based on the Program developed by the business and corporate management which specified positions to be eliminated, benefits to be paid for involuntary terminations under existing severance plans or as a one-time arrangement and the expected timetable for completion of the plan. Estimates of restructuring costs and benefits were made based on information available at the time the charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded, and the Company may need to revise previous estimates.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Restructuring Charges (Continued)

The following table summarizes the activities related to the Company’s restructuring liability during the three month ended March 31, 2017 which is included in accrued expenses and other current liabilities in the consolidated condensed balance sheets:
(in $ thousands)	Severance and Employee-Related Obligations	Implementation Costs	Total
Balance as of January 1, 2017	$11,082	$1,686	$12,768
Restructuring charges recognized	2,381	1,037	3,418
Cash payments made	(372)	(2,558)	(2,930)
Balance as of March 31, 2017	$13,091	$165	$13,256

Total restructuring charges recognized of $3 million for the three months ended March 31, 2017 are included within selling, general and administrative expenses in the consolidated condensed statements of operations.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	March 31, 2017	December 31, 2016
Accrued commissions and incentives	$321,145	$267,488
Accrued payroll and related	65,231	83,783
Deferred revenue	44,460	42,233
Income tax payable	25,956	17,560
Customer prepayments	19,265	11,632
Derivative liabilities	15,779	21,771
Accrued interest expense	13,125	15,215
Pension and post-retirement benefit liabilities	1,727	1,655
Other	21,174	17,223
	$527,862	$478,560

Included in accrued commissions and incentives are $70 million and $60 million of accrued customer loyalty payments as of March 31, 2017 and December 31, 2016, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	March 31, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+3.25%	September 2021	$2,232,453	$2,236,157
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			100,776	108,611
Total debt			$2,333,229	$2,344,768
Less: current portion			62,441	63,558
Long-term debt			$2,270,788	$2,281,210

(1)
Minimum LIBOR floor of 1.00%

(2)
As of March 31, 2017 and December 31, 2016, the principal amounts of term loans were $2,272 million and $2,278 million, respectively, which is netted for unamortized debt finance costs of  $17 million and $18 million, respectively, and unamortized debt discount of $22 million and $23 million, respectively.

(3)
Interest rate on the term loans as of December 31, 2016, was LIBOR plus 4.00%

The Company is not contractually required to repay quarterly installments of the term loans until the second quarter of 2019. However, the Company has classified a portion of the term loans as a current portion of long-term debt as the Company intends and is able to make additional voluntary prepayments of the term loans from cash flows from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
In January 2017, the Company entered into an amendment for its senior secured credit agreement, which (i) amended the applicable rates to 2.25% per annum, in the case of base rate loans, and 3.25% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 3.25% for the term loans. During the three months ended March 31, 2017, the average LIBOR rate applied to the term loans was 1.02%.
During the three months ended March 31, 2017, the Company (i) repaid $6 million of term loans outstanding under the senior secured credit agreement, (ii) amortized $2 million of debt finance costs and $1 million of debt discount and (iii) repaid $10 million under its capital lease obligations and other indebtedness and entered into $2 million of new capital leases for information technology assets.
Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of March 31, 2017, the Company had no outstanding borrowings under its revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of  $117 million remaining.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Long-Term Debt (Continued)

The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of March 31, 2017, there were no outstanding cash collateralized letters of credit.
As of March 31, 2017, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
10. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2017, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of March 31, 2017, the Company had a net liability position of $12 million related to derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The Company’s primary interest rate risk exposure as of March 31, 2017 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. The term loans have a 1.00% LIBOR floor under the Company’s senior secured credit agreement. During the three months ended March 31, 2017, LIBOR rates increased above the LIBOR floor of 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in October 2015, the Company transacted $1,400 million notional amount of interest rate swap contracts covering a period from February 2017 to February 2019. Further, during the three months ended March 31, 2017, the Company transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of the Company’s floating rate debt during these periods at average rates of 1.4010% and 2.1906%, respectively.
The Company’s primary foreign currency risk exposure as of March 31, 2017 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

Presented below is a summary of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swap contracts	Other current assets	$1,035	$768	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	2,510	1,719	Other non-current liabilities	(832)	—
Foreign currency contracts	Other current assets	1,290	88	Accrued expenses and other current liabilities	(15,779)	(21,771)
Total fair value of derivative assets (liabilities)		$4,835	$2,575		$(16,611)	$(21,771)

As of March 31, 2017, the notional amounts of foreign currency forward contracts was $292 million, and for interest rate swap contracts covering a period from February 2017 to February 2019 was $1,400 million and for contracts covering a period from February 2019 to February 2020 was $1,200 million.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the three months ended March 31, 2017 and 2016.
(in $ thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net derivative liability opening balance	$(19,196)	$(2,111)
Total gain (loss) for the period included in net income	2,284	(14,605)
Payments on settlement of foreign currency derivative contracts	5,136	9,261
Net derivative liability closing balance	$(11,776)	$(7,455)

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three months ended March 31, 2017 and 2016:
		Amount of Income (Loss) Recorded in Net Income
(in $ thousands)	Statement of Operations location	Three Months Ended March 31,
		2017	2016
Interest rate swap contracts	Interest expense, net	$226	$(16,456)
Foreign currency contracts	Selling, general and administrative	2,058	1,851
		$2,284	$(14,605)

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:
		March 31, 2017		December 31, 2016
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$4,835	$4,835	$2,575	$2,575
Derivative liabilities	Level 2	(16,611)	(16,611)	(21,771)	(21,771)
Total debt	Level 2	(2,333,229)	(2,387,968)	(2,344,768)	(2,402,783)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of approximately 4% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has not been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2017.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
11. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2017, the Company had approximately $93 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $37 million relates to the twelve months ending March 31, 2018. These purchase obligations extend through 2019.
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
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Commitments and Contingencies (Continued)

third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances or sales of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt or equity security issuances or sales. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
12. Equity
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividend during the three months ended March 31, 2017:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 13, 2017	$0.075	March 2, 2017	March 16, 2017	$9,306
On May 5, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 15—Subsequent Events).
13. Equity-Based Compensation
As discussed in Note 2—Recently Issued Accounting Pronouncements, effective January 1, 2017, the Company adopted the provisions of a new guidance on equity-based compensation accounting which simplified its several areas of accounting, including income taxes, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements. The recognition of a $10 million deferred tax asset as of January 1, 2017 related to an unrecognized excess tax benefit was fully offset by a valuation allowance recorded as it is more-likely-than-not that the deferred tax asset will not be realized.
Restricted Share Units (“RSUs”)
During the three months ended March 31, 2017, as part of its annual grant program, the Company granted 691,502 RSUs. The RSUs vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. RSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price, and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. In line with the Company’s accounting policy, the compensation costs related to RSUs are expensed on a straight-line basis.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2017:
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	1,395,307	$13.84
Granted at fair market value	691,502	$12.23
Vested(1)	(18,968)	$12.90
Forfeited	(29,267)	$13.63
Balance as of March 31, 2017	2,038,574	$13.31

(1)
During the three months ended March 31, 2017, the Company completed net share settlements of 8,916 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

Performance Share Units (“PSUs”)
During the three months ended March 31, 2017, as part of its annual grant program, the Company granted 1,593,814 PSUs. The PSUs cliff-vest at the end of approximately three years from the date of the grant, based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. The ultimate number of PSUs that will vest will also depend on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of PSUs that will ultimately vest will not exceed 200% of the original grant. PSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant, and such fair value is expensed over the vesting period of approximately three-year performance period on a straight-line basis.
The table below presents the activity of the Company’s PSUs for the three months ended March 31, 2017:
(in dollars, except number of PSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	2,641,227	$15.52
Granted at fair market value	1,689,700	$12.95
Forfeited	(174,733)	$13.40
Balance as of March 31, 2017(1)	4,156,194	$14.58

(1)
Total estimated awards that will ultimately vest based on the Company’s forecasted performance against the pre-defined targets is expected to be 4,634,612 PSUs.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

Stock Options
The table below presents the activity of the Company’s stock options for the three months ended March 31, 2017:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of January 1, 2017	2,720,514	$13.58
Forfeited	(12,836)	$13.65
Balance as of March 31, 2017	2,707,678	$13.58	7.66	$766
Exercisable as of March 31, 2017	755,986	$12.99	4.92	766
Expected to vest as of March 31, 2017	1,951,692	$13.81	8.72	—

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the three months ended March 31, 2017 and 2016 was $8 million and $9 million ($7 million and $8 million after tax), respectively. The total income tax benefit related to equity-based compensation expense was $1 million for each of the three months ended March 31, 2017 and 2016.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of March 31, 2017 will be approximately $71 million.
14. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:
	Three Months Ended March 31,
(in $ thousands, except for share data)	2017	2016
Numerator – Basic and Diluted Income per Share:
Net income attributable to the Company	$56,106	$16,585
Denominator – Basic Income per Share:
Weighted average common shares outstanding	124,081,175	123,718,311
Income per share – Basic	$0.45	$0.13
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share	124,081,175	123,718,311
Weighted average effect of dilutive securities
RSUs / PSUs	1,342,130	—
Stock Options	93,640	60,096
Weighted average common shares outstanding	125,516,945	123,778,407
Income per share – Diluted	$0.45	$0.13

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

14. Income Per Share (Continued)

For the three months ended March 31, 2017, the Company had 2 million of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
15. Subsequent Events
On May 5, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the first quarter of 2017, which is payable on June 15, 2017 to shareholders of record on June 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2017 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the three months ended March 31, 2017, Air, Beyond Air and Technology Services represented 73%, 23% and 4%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 125 low cost carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our Travel Commerce Platform.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three months ended March 31, 2017, eNett generated net revenue of  $41 million, representing an approximately 22% increase compared to the three months ended March 31, 2016.
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
The table below sets forth our performance metrics:
	Three Months Ended March 31,		Change
(in $ thousands, except share data, Reported Segments and RevPas)	2017	2016		%
Net revenue	$650,763	$609,263	$41,500	7
Operating income	98,870	79,868	19,002	24
Net income	55,863	17,181	38,682	*
Income per share – diluted (in $)	0.45	0.13	0.32	*
Adjusted EBITDA(1)	168,553	154,140	14,413	9
Adjusted Operating Income(2)	107,241	96,464	10,777	11
Adjusted Net Income(3)	64,357	50,955	13,402	26
Adjusted Income per Share – diluted(4) (in $)	0.51	0.41	0.10	24
Net cash provided by operating activities	95,022	26,204	68,818	*
Free Cash Flow(5)	71,413	3,683	67,730	*
Reported Segments (in thousands)	93,197	89,973	3,224	4
Travel Commerce Platform RevPas (in $)	6.67	6.43	0.24	4

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

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions.
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
Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Share—diluted, Adjusted Operating Income (Loss) and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss) or net income (loss) per share—diluted, as determined under U.S. GAAP. In addition, these measures may not be comparable to similarly named measures used by other companies. The presentation of these measures has limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended March 31,
(in $ thousands)	2017	2016
Net income	$55,863	$17,181
Adjustments:
Amortization of intangible assets(1)	10,392	11,139
Equity-based compensation and related taxes	7,786	9,101
Corporate and restructuring costs(2)	5,656	7,409
Impairment of long-lived assets(3)	685	461
Other – non cash(4)	(16,374)	4,942
Tax impact of adjustments(5)	349	722
Adjusted Net Income	64,357	50,955
Adjustments:
Interest expense, net(6)	30,501	38,439
Remaining provision for income taxes	12,383	7,070
Adjusted Operating Income	107,241	96,464
Adjustments:
Depreciation and amortization of property and equipment	42,517	41,102
Amortization of customer loyalty payments	18,795	16,574
Adjusted EBITDA	$168,553	$154,140

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activity (see Note 7—Restructuring Charges to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(3)
Impairment of long-lived assets relate to capitalized software.

(4)
Other—non cash includes (i) unrealized gains on foreign currency derivatives contracts of  $8 million and $11 million for the three months ended March 31, 2017 and 2016, respectively, (ii) unrealized (gains) losses on interest rate derivative contracts of less than $(1) million and $16 million for the three months ended March 31, 2017 and 2016, respectively, (iii) $8 million related to revenue deferred in previous years, for the three months ended March 31, 2017 and (iv) other gains of  $1 million for the three months ended March 31, 2017.

(5)
Tax impact of adjustments primarily relates to equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(6)
Interest expense, net, excludes the impact of unrealized (gains) losses of less than $(1) million and $16 million on interest rate derivative contracts for the three months ended March 31, 2017 and 2016, respectively, which is included within “Other—non cash.”

The following table provides a reconciliation of income per share—diluted to Adjusted Income per Share—diluted:
	Three Months Ended March 31,
	2017	2016
Income per share – diluted	$0.45	$0.13
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.06	0.28
Adjusted Income per Share – diluted	$0.51	$0.41

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
For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”

Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the three months ended March 31, 2017 and 2016:
	Three Months Ended March 31,
(in percentages)	2017	2016
Asia Pacific	24	22
Europe	33	33
Latin America and Canada	5	5
Middle East and Africa	13	13
International	75	73
United States	25	27
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 37,000 car rental locations, over 50 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing over 234,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the three months ended March 31, 2017.
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

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$650,763	$609,263	$41,500	7
Costs and expenses
Cost of revenue	386,837	362,677	24,160	7
Selling, general and administrative	112,147	114,477	(2,330)	(2)
Depreciation and amortization	52,909	52,241	668	1
Total costs and expenses	551,893	529,395	22,498	4
Operating income	98,870	79,868	19,002	24
Interest expense, net	(30,275)	(54,895)	24,620	45
Income before income taxes	68,595	24,973	43,622	175
Provision for income taxes	(12,732)	(7,792)	(4,940)	(63)
Net income	$55,863	$17,181	$38,682	*

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands )	2017	2016	$	%
Air	$474,475	$443,884	$30,591	7
Beyond Air	147,585	135,002	12,583	9
Travel Commerce Platform	622,060	578,886	43,174	7
Technology Services	28,703	30,377	(1,674)	(6)
Net revenue	$650,763	$609,263	$41,500	7

During the three months ended March 31, 2017, net revenue increased by $42 million, or 7%, compared to the three months ended March 31, 2016. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $43 million, or 7%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended March 31,		Change
	2017	2016	$	%
Travel Commerce Platform RevPas (in $)	$6.67	$6.43	$0.24	4
Reported Segments (in thousands)	93,197	89,973	3,224	4
The increase in Travel Commerce Platform revenue of  $43 million, or 7%, was due to a $31 million, or 7%, increase in Air revenue and a $13 million, or 9%, increase in Beyond Air revenue. Overall, there was a 4% increase in Travel Commerce Platform RevPas and a 4% increase in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $20.6 billion for the three months ended March 31, 2017 from $20.1 billion for the three months ended March 31, 2016 primarily due to increase in value and volume of transactions in payment solutions. Our percentage of Air segment revenue from away bookings decreased to 67% from 68%. Our hospitality segments per 100 airline tickets issued decreased to 41 from 43. This is primarily due to higher growth in airline tickets issued compared to growth in hospitality segments. Our hotel room nights and car rental days sold grew by 4% and 1%, respectively, and were 16 million and 22 million, respectively, for the three months ended March 31, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$151,015	$128,495	$22,520	18
Europe	202,416	194,847	7,569	4
Latin America and Canada	28,782	28,036	746	3
Middle East and Africa	83,553	73,450	10,103	14
International	465,766	424,828	40,938	10
United States	156,294	154,058	2,236	1
Travel Commerce Platform	$622,060	$578,886	$43,174	7

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2017	2016		%	2017	2016	$	%
Asia Pacific	19,208	16,989	2,219	13	$7.86	$7.56	$0.30	4
Europe	23,497	23,133	364	2	$8.61	$8.42	$0.19	2
Latin America and Canada	4,626	4,550	76	2	$6.22	$6.16	$0.06	1
Middle East and Africa	9,476	9,721	(245)	(3)	$8.82	$7.56	$1.26	17
International	56,807	54,393	2,414	4	$8.20	$7.81	$0.39	5
United States	36,390	35,580	810	2	$4.30	$4.33	$(0.03)	(1)
Travel Commerce Platform	93,197	89,973	3,224	4	$6.67	$6.43	$0.24	4

International
Our International Travel Commerce Platform revenue increased $41 million, or 10%, due to a 5% increase in RevPas and a 4% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to improved pricing, mix and $9 million recognition of revenue deferred in previous years. The increase in Beyond Air was primarily driven by growth in payment solutions and digital services. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 75% for the three months ended March 31, 2017 compared to 73% for the three months ended March 31, 2016.
Asia Pacific
Revenue in Asia Pacific increased $23 million, or 18%, due to a 4% increase in RevPas and a 13% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased due to growth in Australia, India and Hong Kong.
Europe
Revenue in Europe increased $8 million, or 4%, primarily due to a 2% increase in RevPas and a 2% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in digital services and payment solutions in Beyond Air. Reported Segments increased mainly due to growth in Russia, France and Finland partially offset by a decline in the United Kingdom.

Latin America and Canada
Revenue in Latin America and Canada increased marginally by $1 million, or 3%. The increase in net revenue in Latin America was partially offset by a decline in net revenue in Canada.
Middle East and Africa
Revenue in the Middle East and Africa increased $10 million or 14%, due to a 17% increase in RevPas offset by a 3% decrease in Reported Segments. The increase in RevPas was mainly due to $9 million recognition of revenue deferred in previous years.
United States
Revenue in the United States increased $2 million, or 1%, primarily due to a 2% increase in Reported Segments, offset by a 1% decrease in RevPas.
Technology Services
Technology Services revenue decreased $2 million, or 6%, primarily due to a reduction in development and hosting solutions revenue.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$302,789	$282,042	$20,747	7
Technology costs	84,048	80,635	3,413	4
Cost of revenue	$386,837	$362,677	$24,160	7

Cost of revenue increased by $24 million, or 7%, as a result of a $21 million, or 7%, increase in commission costs and a $3 million, or 4%, increase in technology costs. Commissions increased due to a 2% increase in travel distribution costs per segment, primarily driven by mix and pricing and incremental commission costs from our payment solutions business and a 4% increase in Reported Segments. This increase was partially offset by a reduction in commissions resulting from our acquisition of our distributor in Japan and favorable foreign currency exchange movement. Commissions include amortization of customer loyalty payments of $17 million for each of the three months ended March 31, 2017 and 2016. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased due to continued expansion of our operations through acquisitions and further investments in technology.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$85,375	$84,571	$804	1
Non-workforce	21,182	24,449	(3,267)	(13)
Sub-total	106,557	109,020	(2,463)	(2)
Non-core corporate costs	5,590	5,457	133	2
SG&A	$112,147	$114,477	$(2,330)	(2)

SG&A expenses decreased by $2 million, or 2%, during the three months ended March 31, 2017 compared to March 31, 2016. SG&A expenses include $6 million and $5 million of charges for the three months ended March 31, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 decreased by $2 million, or 2%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased marginally by $1 million, or 1%. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $3 million, or 13%, primarily due to lower realized foreign exchange losses.
Non-core corporate costs of  $6 million and $5 million for the three months ended March 31, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. These costs remained stable during the three months ended March 31, 2017 compared to March 31, 2016.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$42,517	$41,102	$1,415	3
Amortization of acquired intangible assets	10,392	11,139	(747)	(7)
Total depreciation and amortization	$52,909	$52,241	$668	1

Total depreciation and amortization increased marginally by $1 million, or 1%.
Interest Expense, Net
Interest expense, net, decreased $25 million, or 45%, due to a $17 million favorable impact of fair value changes on our interest rate swaps, and an $8 million decrease due to the lower outstanding balance of term loans under our senior secured credit agreement and a decrease in the interest rate on such term loans.
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
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2017, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	March 31, 2017
Cash and cash equivalents	$187,407
Revolving credit facility availability	116,690
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
The table below sets out our working capital as of March 31, 2017 and December 31, 2016, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	March 31, 2017	December 31, 2016	Change
Accounts receivable, net	$267,785	$218,224	$49,561
Accrued commissions and incentives	(321,145)	(267,488)	(53,657)
Deferred revenue and prepaid incentives, net	(30,762)	(32,741)	1,979
Cash and cash equivalents	187,407	139,938	47,469
Accounts payable and employee related	(129,305)	(144,657)	15,352
Accrued interest	(13,125)	(15,215)	2,090
Current portion of long-term debt	(62,441)	(63,558)	1,117
Taxes	260	9,618	(9,358)
Other assets (liabilities), net	3,154	(3,207)	6,361
Working Capital	$(98,172)	$(159,086)	$60,914
Consolidated Condensed Balance Sheets:
Total current assets	$554,478	$442,251	$112,227
Total current liabilities	(652,650)	(601,337)	(51,313)
Working Capital	$(98,172)	$(159,086)	$60,914

As of March 31, 2017, we had a working capital net liability of  $98 million, compared to $159 million as of December 31, 2016, a decrease of   $61 million, which is primarily due to a $50 million increase in accounts receivable, net, a $47 million increase in cash and cash equivalents as discussed in “—Cash Flows” below, a $15 million decrease in accounts payable and employee related liabilities and a $6 million increase in other assets (liabilities),net, partially offset by a $54 million increase in accrued commissions and incentives and a $9 million decrease in taxes.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.
The table below sets out information on our accounts receivable:
	March 31, 2017	December 31, 2016	Change
Accounts receivable, net (in $ thousands)	$267,785	$218,224	$49,561
Accounts receivable, net – Days Sales Outstanding (“DSO”)	36	39	(3)
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the three months ended March 31, 2017, Air revenue accounted for approximately 73% of our revenue; however, only 51% of our outstanding receivables related to customers using ACH as of March 31, 2017. The ACH receivables are collected on average in 30 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 36 DSO as of March 31, 2017, as compared to 39 DSO as of December 31, 2016. The growth in Air revenue, in the month of March 2017 compared to December 2016, contributed to the increase in our accounts receivables, net, balance.

Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $50 million from December 31, 2016 to March 31, 2017, and our accrued commissions and incentives increased by $54 million from December 31, 2016 to March 31, 2017, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:
	Three Months Ended March 31,		Change
(in $ thousands)	2017	2016	$
Cash provided by (used in):
Operating activities	$95,022	$26,204	$68,818
Investing activities	(23,609)	(22,521)	(1,088)
Financing activities	(24,251)	(31,039)	6,788
Effect of exchange rate changes	307	508	(201)
Net increase (decrease) in cash and cash equivalents	$47,469	$(26,848)	$74,317

We believe our important measure of liquidity is Free Cash Flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We use this measure to conduct and evaluate our operating liquidity. We believe it typically presents an alternate measure of cash flows since purchases of property and equipment are a necessary component of our ongoing operations and provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our platform. We believe it provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash.
Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent cash flow for discretionary expenditures. This measure should not be considered as a measure of liquidity or cash flows from operations as determined under U.S. GAAP. This measure is not measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of liquidity.
We use Capital Expenditures to determine our total cash spent on acquisition of property and equipment and cash repayment of capital lease obligation and other indebtedness. We believe this measure provides management and investors an understanding of total capital invested in the development of our platform. Capital Expenditures is a non-GAAP measure and may not be comparable to similarly named measures used by other entities. This measure has limitation in that it aggregates cash flows from investing and financing activities as determined under U.S. GAAP.

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow. We have also supplementally provided as part of this reconciliation a reconciliation of Adjusted EBITDA, our primary key performance measure, to net cash provided by operating activities:
	Three Months Ended March 31,
(in $ thousands)	2017	2016
Adjusted EBITDA	$168,553	$154,140
Interest payments	(30,126)	(37,480)
Tax payments	(3,905)	(4,549)
Customer loyalty payments	(16,755)	(25,307)
Changes in working capital	(13,588)	(49,048)
Pensions liability contribution	(595)	(1,118)
Changes in other assets and liabilities	(2,779)	(7,108)
Other adjusting items(1)	(5,783)	(3,326)
Net cash provided by operating activities	95,022	26,204
Less: capital expenditures on property and equipment additions	(23,609)	(22,521)
Free Cash Flow	$71,413	$3,683

(1)
Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA, and during the three months ended March 31, 2017 and 2016, relate to payments for corporate and restructuring costs.

As of March 31, 2017, we had $187 million of cash and cash equivalents, an increase of  $47 million compared to December 31, 2016. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Operating activities. For the three months ended March 31, 2017, cash provided by operating activities was $95 million compared to $26 million for the three months ended March 31, 2016. The increase of $69 million is primarily a result of the increase in operating income, the positive impact from fluctuations in working capital, lower customer loyalty payments and cash interest payments.
Investing activities. The cash used in investing activities was $24 million for the three months ended March 31, 2017 and $23 million for the three months ended March 31, 2016, which was primarily for the purchase of property and equipment.
Our investing activities for the three months ended March 31, 2017 and 2016 include:
	Three Months Ended March 31,
(in $ thousands)	2017	2016
Cash additions to software developed for internal use	$14,074	$18,558
Cash additions to computer equipment	9,535	3,963
Total	$23,609	$22,521

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
We view our Capital Expenditure for the period to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, and was $33 million and $35 million for the three months ended March 31, 2017 and 2016, respectively.

Financing activities. Cash used in financing activities for the three months ended March 31, 2017 was $24 million, which primarily consisted of  (i) $10 million of capital lease and other indebtedness repayments, (ii) $9 million in dividend payments to shareholders and (iii) $6 million of term loans repayment. The cash used in financing activities for the three months ended March 31, 2016 was $31 million, which primarily consisted of  (i) $9 million of term loans repayment, (ii) $12 million of capital lease repayments and (iii) $9 million in dividend payments to shareholders.
Financing Arrangements
As of March 31, 2017, our financing arrangements include our senior secured credit facilities and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of March 31, 2017 and December 31, 2016:
(in $ thousands)	Interest rate	Maturity	March 31, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+3.25%	September 2021	$2,232,453	$2,236,157
Revolver borrowings
Dollar denominated	L+5.00%	September 2019	—	—
Capital leases and other indebtedness			100,776	108,611
Total debt			2,333,229	2,344,768
Less: cash and cash equivalents			(187,407)	(139,938)
Net Debt(4)			$2,145,822	$2,204,830

(1)
Minimum LIBOR floor of 1.00%

(2)
As of March 31, 2017 and December 31, 2016, the principal amounts of term loans were $2,272 million and $2,278 million, respectively, which is netted for unamortized debt finance costs of  $17 million and $18 million, respectively, and unamortized debt discount of $22 million and $23 million, respectively.

(3)
Interest rate on the term loans as of December 31, 2016, was LIBOR plus 4.00%.

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

We are not contractually required to repay quarterly installments of the term loans until the second quarter of 2019. However, we have classified a portion of the term loans as a current portion of long-term debt as we intend and are able to make additional voluntary prepayments of the term loans from cash flows from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.
In January 2017, we entered into an amendment for our senior secured credit agreement, which (i) amended the applicable rates to 2.25% per annum, in the case of base rate loans, and 3.25% per annum, in the case of LIBOR loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 3.25% for the term loans. During the three months ended March 31, 2017, the average LIBOR rate applied to the term loans was 1.02%.
During the three months ended March 31, 2017, we (i) repaid a net amount of  $6 million of term loans outstanding under our senior secured credit agreement, (ii) amortized $2 million of debt finance costs and $1 million of debt discount and (iii) repaid $10 million under our capital lease obligations and other indebtedness and entered into $2 million of new capital leases for information technology assets.
Under our senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of March 31, 2017, we had no outstanding borrowings under our revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of  $117 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2017, there were no outstanding cash collateralized letters of credit.
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

As of March 31, 2017, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 3.83 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
Our primary interest rate exposure as of March 31, 2017 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on our $2,232 million term loans is currently charged at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% under our senior secured credit agreement. During the three months ended March 31, 2017, LIBOR rates increased above LIBOR floor of 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in October 2015, we transacted $1,400 million notional amount of interest rate swap contracts covering a period from February 2017 to February 2019. Further, during the three months ended March 31, 2017, we transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during these periods at average rates of 1.4010% and 2.1906%, respectively.
During the three months ended March 31, 2017, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. (Gains) losses on these interest rate derivative financial instruments were less than $(1) million and 16 million for the three months ended March 31, 2017 and 2016, respectively.
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
During 2017, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of March 31, 2017, we had $292 million notional amount of foreign currency forward contracts.
During the three months ended March 31, 2017 and 2016, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains on these foreign currency derivative financial instruments amounted to $2 million for both of the three months ended March 31, 2017 and 2016. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of March 31, 2017, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of $12 million and cover transactions for a period that does not exceed three years.
Contractual Obligations
In January 2017, we amended our senior secured credit agreement under which we reduced the applicable rate on our term loans from 4.00% to 3.25%. This repricing is expected to lower our annualized interest expense by approximately $17 million based on the principal balance outstanding on the date of the repricing.
Other than as set forth above, as of March 31, 2017, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

Other Off-Balance Sheet Arrangements
We had no other off balance sheet arrangements during the three months ended March 31, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of March 31, 2017. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of March 31, 2017, based on the outstanding floating rate debt balance would increase our annualized interest charge by $23 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans, a 100 basis point decrease in interest rates as of March 31, 2017 would decrease our annualized interest charge by $3 million.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts for a period from February 2017 to February 2019. Additionally, during the three months ended March 31, 2017, we transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during these future period at 1.4010% and 2.1906%, respectively. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of March 31, 2017, a 100 basis point increase or decrease in interest rates would result in a credit or debit to interest expense of  $40 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of March 31, 2017. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $26 million on our consolidated condensed statements of operations, while a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of $28 million on our consolidated condensed statements of operations.
There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included within our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017.
ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
Executive Transition
On May 5, 2017, Thomas Murphy, our Executive Vice President and General Counsel, provided us with notice of his resignation from his employment with us for personal reasons. Mr. Murphy will work to ensure a smooth handover of duties.
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
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2017 were approximately $137,000 and $96,000 respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: May 9, 2017	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: May 9, 2017	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
10.1	Amendment No.3 to Credit Agreement, dated as of January 19, 2017, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term C lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 20, 2017).
10.2	Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers)
10.3	Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document