Form 10-Q
period 2017-06-30
Travelport Worldwide LTD
filed 2017-08-03
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2017, there were 124,457,103 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net revenue	$612,107	$605,905	$1,262,870	$1,215,168
Costs and expenses
Cost of revenue	369,708	376,605	756,545	739,282
Selling, general and administrative	114,901	139,294	227,048	253,771
Depreciation and amortization	53,648	52,246	106,557	104,487
Total costs and expenses	538,257	568,145	1,090,150	1,097,540
Operating income	73,850	37,760	172,720	117,628
Interest expense, net	(32,943)	(45,113)	(63,218)	(100,008)
Gain on sale of a subsidiary	1,217	—	1,217	—
Loss on early extinguishment of debt	—	(2,671)	—	(2,671)
Income (loss) before income taxes	42,124	(10,024)	110,719	14,949
Provision for income taxes	(7,758)	(4,405)	(20,490)	(12,197)
Net income (loss)	34,366	(14,429)	90,229	2,752
Net loss (income) attributable to non-controlling interest in subsidiaries	561	(402)	804	(998)
Net income (loss) attributable to the Company	$34,927	$(14,831)	$91,033	$1,754
Income (loss) per share – Basic:
Income (loss) per share	$0.28	$(0.12)	$0.73	$0.01
Weighted average common shares outstanding – Basic	124,357,929	123,825,030	124,219,917	123,771,642
Income (loss) per share – Diluted:
Income (loss) per share	$0.28	$(0.12)	$0.72	$0.01
Weighted average common shares outstanding – Diluted	125,756,484	123,825,030	125,634,628	123,912,681
Cash dividends declared per common share	$0.075	$0.075	$0.15	$0.15
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in $ thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss)	$34,366	$(14,429)	$90,229	$2,752
Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	11,962	(4,799)	16,299	2,660
Amortization of actuarial loss to net income, net of tax	2,605	2,251	5,204	4,502
Other comprehensive income (loss), net of tax	14,567	(2,548)	21,503	7,162
Comprehensive income (loss)	48,933	(16,977)	111,732	9,914
Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	561	(402)	804	(998)
Comprehensive income (loss) attributable to the Company	$49,494	$(17,379)	$112,536	$8,916

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$216,513	$139,938
Accounts receivable (net of allowances for doubtful accounts of $14,653 and $13,430)	254,247	218,224
Other current assets	99,122	84,089
Total current assets	569,882	442,251
Property and equipment, net	404,724	431,046
Goodwill	1,085,990	1,079,951
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	493,956	511,607
Deferred income taxes	9,111	9,213
Other non-current assets	51,914	46,764
Total assets	$2,928,674	$2,833,929
Liabilities and equity
Current liabilities:
Accounts payable	$56,214	$59,219
Accrued expenses and other current liabilities	502,528	478,560
Current portion of long-term debt	63,194	63,558
Total current liabilities	621,936	601,337
Long-term debt	2,267,019	2,281,210
Deferred income taxes	59,573	59,381
Other non-current liabilities	226,630	227,783
Total liabilities	3,175,158	3,169,711
Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 125,462,152 shares and 124,941,233 shares issued; 124,404,978 shares and 124,032,361 shares outstanding as of June 30, 2017 and December 31, 2016, respectively)	313	312
Additional paid in capital	2,702,368	2,708,836
Treasury shares, at cost (1,057,174 shares and 908,872 shares as of June 30, 2017 and December 31, 2016, respectively)	(15,910)	(14,166)
Accumulated deficit	(2,773,805)	(2,864,838)
Accumulated other comprehensive loss	(168,569)	(190,072)
Total shareholders’ equity (deficit)	(255,603)	(359,928)
Equity attributable to non-controlling interest in subsidiaries	9,119	24,146
Total equity (deficit)	(246,484)	(335,782)
Total liabilities and equity	$2,928,674	$2,833,929

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating activities
Net income	$90,229	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,557	104,487
Amortization of customer loyalty payments	37,452	34,261
Allowance for prepaid incentives	—	10,684
Impairment of long-lived assets	685	4,087
Amortization of debt finance costs and debt discount	5,369	5,126
Gain on sale of a subsidiary	(1,217)	—
Loss on early extinguishment of debt	—	2,671
(Gain) loss on foreign exchange derivative instruments	(20,920)	2,451
Loss on interest rate derivative instruments	3,001	21,862
Equity-based compensation	15,522	16,222
Deferred income taxes	203	827
Customer loyalty payments	(35,385)	(43,922)
Pension liability contribution	(1,202)	(1,837)
Changes in assets and liabilities:
Accounts receivable	(41,349)	(37,454)
Other current assets	3,346	(19,072)
Accounts payable, accrued expenses and other current liabilities	11,479	3,896
Other	4,837	(4,109)
Net cash provided by operating activities	$178,607	$102,932
Investing activities
Property and equipment additions	$(46,829)	$(44,985)
Sale of subsidiary, net of cash disposed	(3,433)	—
Business acquired, net of cash	—	(15,009)
Net cash used in investing activities	$(50,262)	$(59,994)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Financing activities
Proceeds from term loans	$—	$143,291
Repayment of term loans	(11,875)	(155,166)
Repayment of capital lease obligations and other indebtedness	(19,490)	(23,542)
Proceeds from revolver borrowings	—	10,000
Repayment of revolver borrowings	—	(10,000)
Debt finance cost and lender fees	—	(7,791)
Dividend to shareholders	(18,857)	(18,565)
Purchase of non-controlling interest in a subsidiary	(1,063)	(7,820)
Proceeds from share issuance under employee share purchase plan and stock options	1,116	—
Treasury share purchase related to vesting of equity awards	(2,383)	(1,004)
Net cash used in financing activities	$(52,552)	$(70,597)
Effect of changes in exchange rates on cash and cash equivalents	782	(245)
Net increase (decrease) in cash and cash equivalents	76,575	(27,904)
Cash and cash equivalents at beginning of period	139,938	154,841
Cash and cash equivalents at end of period	$216,513	$126,937
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$56,447	$86,854
Income tax payments, net of refunds	14,457	8,573
Non-cash capital lease additions	12,174	7,969
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.15 per common share)	—	—	(19,816)	—	—	—	—	—	(19,816)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	520,919	1	14,034	—	—	—	—	2,332	16,367
Treasury shares purchased in relation to vesting of equity awards	—	—	—	189,311	(2,383)	—	—	—	(2,383)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	91,033	21,503	(804)	111,732
Balance as of June 30, 2017	125,462,152	$313	$2,702,368	1,057,174	$(15,910)	$(2,773,805)	$(168,569)	$9,119	$(246,484)

	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.15 per common share)	—	—	(18,996)	—	—	—	—	—	(18,996)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	260,007	1	17,392	—	—	—	—	—	17,393
Treasury shares purchased in relation to vesting of equity awards	—	—	—	70,362	(1,004)	—	—	—	(1,004)
Treasury shares issued in relation to vesting of equity awards	—	—	(802)	(50,969)	802	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	1,754	7,162	998	9,914
Balance as of June 30, 2016	124,736,389	$312	$2,714,321	864,301	$(13,533)	$(2,879,904)	$(170,345)	$25,078	$(324,071)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries and territories, Travelport’s business is comprised of:
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
These consolidated condensed financial statements and other consolidated condensed financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2016 consolidated balance sheet, which was derived from the Company’s audited consolidated financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
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
As of December 31, 2016, the Company had U.S. federal net operating loss (“NOL”) carry forwards of approximately $367 million, which expire between 2032 and 2036, state NOL carry forwards of approximately $14 million, which expire between 2017 and 2036, and other tax credits of approximately $25 million. The deferred tax assets on these U.S. federal and state NOLs and other tax credits were $168 million. A full valuation allowance has been recorded against these U.S. NOLs and other tax credits as the Company believes it is more likely than not that the benefit from these NOL carry forwards and tax credits will not be realized.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation (Continued)

The Company regularly assesses its ability to realize deferred tax assets. As of June 30, 2017, the Company’s estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with current year U.S. ordinary income. However, the Company has maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.
2. Recently Issued Accounting Pronouncements
Equity-Based Compensation—modification accounting
In May 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments under this guidance are applicable to the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for public companies, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments in this guidance should be applied prospectively to an award modified on or after the adoption date. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
Pension
In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the Company to present the service cost component of net benefit cost as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a company to disclose in the footnotes to the financial statements the line items that contain the other components of net benefit cost, if they are not presented on appropriately described separate lines in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017 using a retrospective transition method (except for capitalization of service cost, which has to be applied on a prospective basis). The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance.
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
Financial Instruments—Credit Losses
In June 2016, the FASB issued guidance that amends the guidance on accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, an entity will recognize an allowance for credit losses based on its estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires an entity to consider all available relevant information when estimating expected credit losses, including details about past events, current conditions and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on the consolidated condensed financial statements.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Leases
In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated condensed financial statements. The Company’s minimum lease commitments for operating leases as of June 30, 2017 was $99 million.
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
In August 2015, the FASB delayed the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014. The Company has decided to adopt the guidance beginning January 1, 2018, being the date adoption is required pursuant to this guidance.
The guidance permits the use of either a full or modified retrospective adoption approach. The Company expects to adopt the guidance using the modified retrospective approach, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings (or accumulated losses) as of January 1, 2018. The guidance also permits the application of the modified retrospective approach to either all contracts as of the date of initial application or only to contracts that are not completed as of this date. The Company expects to apply the modified retrospective approach only to contracts that are not completed as of January 1, 2018. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
Beginning in the second half of 2016, the Company began Phase I of its three-phase plan to complete its adoption of the new revenue recognition guidance. Phase I included activities such as a high-level review and analysis of significant revenue streams (and related costs) that may be impacted by the new guidance, determination of the expected transition method, determination of portfolio of contracts for significant revenue streams, identification of representative contracts from each portfolio to carry out a detailed analysis and detailed review of representative contracts from significant revenue streams and its related costs to determine the potential changes to the Company’s existing accounting policies.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Phase II determines the impact of the adoption of the new revenue recognition guidance and includes activities such as, validating and concluding on potential accounting implications of new guidance identified from Phase I, quantifying the effects that the new revenue recognition guidance will have on its consolidated financial statements, identifying and documenting changes to its accounting policies, drafting the expanded disclosures as required by the new revenue recognition guidance, and identifying and addressing the impact the new revenue recognition guidance will have on the Company’s business processes, systems and internal controls to support the recognition and disclosure requirements.
Phase III will complete the Company’s adoption and implementation of the new revenue recognition guidance and will include activities such as recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and/or newly implemented internal controls over new revenue recognition guidance, running parallel reporting for impacted areas under the new and current revenue standard, and revising the Company’s financial statements disclosures.
The Company is in the process of evaluating the full impact of the new revenue recognition guidance on its consolidated financial statements and related disclosures. The Company has substantially completed Phase I with the results being compiled and is in the process of carrying out Phase II activities, including the identification of potential changes resulting from adoption of this guidance and determining the effects of the accounting policies under new guidance that the Company expects to apply in comparison to its current revenue recognition policies. Certain potential changes that may result on adoption of this guidance, and impact thereof, are still being determined and include items such as:
•
The timing of recognition and presentation for certain revenue streams;

•
The capitalization of certain costs that are part of setting up a customer on the Company’s platforms and certain customer acquisition costs that meet the definition of incremental costs of obtaining a contract, both of which are currently recognized as an expense when incurred; and

•
The accrual or deferral of revenue for certain customer contractual arrangements that include variable consideration based on volumes or other specified criteria.

3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	June 30, 2017	December 31, 2016
Sales and use tax receivables	$26,645	$27,178
Prepaid expenses	24,703	26,289
Client funds	18,632	11,632
Prepaid incentives	13,075	9,492
Derivative assets	5,996	856
Other	10,071	8,642
	$99,122	$84,089

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	June 30, 2017			December 31, 2016
(in $ thousands)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Capitalized software	$992,108	$(783,353)	$208,755	$925,998	$(736,573)	$189,425
Computer equipment	337,479	(204,213)	133,266	344,112	(205,222)	138,890
Building and leasehold improvements	27,910	(9,838)	18,072	27,187	(9,622)	17,565
Construction in progress	44,631	—	44,631	85,166	—	85,166
	$1,402,128	$(997,404)	$404,724	$1,382,463	$(951,417)	$431,046

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $44 million and $39 million during the three months ended June 30, 2017 and 2016, respectively. The Company recorded depreciation expense of $86 million and $80 million during the six months ended June 30, 2017 and 2016, respectively.
The Company recorded impairment charges of  $0 and $4 million during the three months ended June 30, 2017 and 2016, respectively, and $1 million and $4 million during the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had capital lease assets of  $197 million and $195 million, respectively, with accumulated depreciation of $104 million and $93 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2017 and June 30, 2017 are as follows:
(in $ thousands)	January 1, 2017	Additions	Retirements	Foreign Exchange	June 30, 2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$6,039	$1,085,990
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(368,715)	171	758,515
Accumulated amortization	(804,089)	(20,523)	368,715	(237)	(456,134)
Acquired intangible assets, net	322,970	(20,523)	—	(66)	302,381
Customer loyalty payments	358,259	42,512	(40,803)	4,874	364,842
Accumulated amortization	(169,622)	(37,452)	36,403	(2,596)	(173,267)
Customer loyalty payments, net	188,637	5,060	(4,400)	2,278	191,575
Other intangible assets, net	$511,607	$(15,463)	$(4,400)	$2,212	$493,956

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

The Company paid cash of $35 million and $44 million for customer loyalty payments during the six months ended June 30, 2017 and 2016, respectively. Further, as of June 30, 2017 and December 31, 2016, the Company had balances payable of $67 million and $60 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $10 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and $21 million and $25 million for the six months ended June 30, 2017 and 2016, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $19 million and $18 million for the three months ended June 30, 2017 and 2016, respectively, and $37 million and $34 million for the six months ended June 30, 2017 and 2016, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	June 30, 2017	December 31, 2016
Prepaid incentives	$31,150	$25,538
Deferred financing costs	3,870	4,752
Supplier prepayments	3,245	3,454
Pension assets	2,515	989
Derivative assets	1,785	1,719
Other	9,349	10,312
	$51,914	$46,764

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
The following table summarizes the activities related to the Company’s restructuring liability during the six months ended June 30, 2017, which is included in accrued expenses and other current liabilities in the consolidated condensed balance sheets:
(in $ thousands)	Severance and Employee-Related Obligations	Implementation Costs	Total
Balance as of January 1, 2017	$11,082	$1,686	$12,768
Restructuring charges recognized	3,090	2,825	5,915
Cash payments made	(4,558)	(4,333)	(8,891)
Balance as of June 30, 2017	$9,614	$178	$9,792

Total restructuring charges recognized of $3 million and $6 million for the three and six months ended June 30, 2017, respectively, are included within selling, general and administrative expenses in the consolidated condensed statements of operations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	June 30, 2017	December 31, 2016
Accrued commissions and incentives	$308,704	$267,488
Accrued payroll and related	68,884	83,783
Deferred revenue	43,985	42,233
Income tax payable	21,563	17,560
Customer prepayments	18,632	11,632
Accrued interest expense	13,824	15,215
Derivative liabilities	6,457	21,771
Pension and post-retirement benefit liabilities	1,605	1,655
Other	18,874	17,223
	$502,528	$478,560

Included in accrued commissions and incentives are $67 million and $60 million of accrued customer loyalty payments as of June 30, 2017 and December 31, 2016, respectively.
9. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest Rate	Maturity	June 30, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+3.25%	September 2021	$2,228,768	$2,236,157
Revolver borrowings
Dollar denominated	L+4.75%	September 2019	—	—
Capital leases and other indebtedness			101,445	108,611
Total debt			$2,330,213	$2,344,768
Less: current portion			63,194	63,558
Long-term debt			$2,267,019	$2,281,210

(1)
Minimum LIBOR floor of 1.00%

(2)
As of June 30, 2017 and December 31, 2016, the principal amounts of term loans were $2,266 million and $2,278 million, respectively, which is netted for unamortized debt finance costs of $16 million and $18 million, respectively, and unamortized debt discount of $21 million and $23 million, respectively.

(3)
As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively.

The Company is not contractually required to repay quarterly installments of the term loans until the third quarter of 2019. However, the Company has classified a portion of the term loans as a current portion of long-term debt as the Company intends and is able to make additional voluntary prepayments of

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Long-Term Debt (Continued)

the term loans from cash flows from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
In January 2017, the Company entered into an amendment to its senior secured credit agreement, which (i) amended the applicable rates to 2.25% per annum, in the case of base rate term loans, and 3.25% per annum, in the case of LIBOR term loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the election of the Company, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. The Company expects to pay interest based on LIBOR plus 3.25% for the term loans. During the six months ended June 30, 2017, the average LIBOR rate applied to the term loans was 1.07%.
During the six months ended June 30, 2017, the Company (i) repaid $12 million of term loans outstanding under the senior secured credit agreement, (ii) amortized $3 million of debt finance costs and $2 million of debt discount and (iii) repaid $19 million under its capital lease obligations and other indebtedness and entered into $12 million of new capital leases for information technology assets.
Under the senior secured credit agreement, the Company has a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of June 30, 2017, the Company had no outstanding borrowings under its revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of  $117 million remaining. In May 2017, the applicable rate on revolving credit facility reduced from 5.00% to 4.75%, resulting from improved financial covenants maintained by the Company under its senior secured credit agreement.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit, in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of June 30, 2017, there were no outstanding cash collateralized letters of credit.
As of June 30, 2017, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.
On July 31, 2017 and August 2, 2017, the Company entered into amendments to its senior secured credit agreement (see Note 15—Subsequent Events).
10. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2017, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of June 30, 2017, the Company had a net liability position of $2 million related to derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The Company’s primary interest rate risk exposure as of June 30, 2017 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. The term loans have a 1.00% LIBOR floor under the Company’s senior secured credit agreement. During the six months ended June 30, 2017, LIBOR rates increased above the LIBOR floor of 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in October 2015, the Company transacted $1,400 million notional amount of interest rate swap contracts covering a period from February 2017 to February 2019.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

Further, during the first quarter of 2017, the Company transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of the Company’s floating rate debt during these periods at average rates of 1.4010% and 2.1906%, respectively.
The Company’s primary foreign currency risk exposure as of June 30, 2017 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.
Presented below is a summary of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swap contracts	Other current assets	$841	$768	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	1,785	1,719	Other non-current liabilities	(3,140)	—
Foreign currency contracts	Other current assets	5,155	88	Accrued expenses and other current liabilities	(6,457)	(21,771)
Total fair value of derivative assets (liabilities)		$7,781	$2,575		$(9,597)	$(21,771)

As of June 30, 2017, the notional amounts of (i) foreign currency forward contracts were $296 million, (ii) interest rate swap contracts covering the period to February 2019 were $1,400 million and (iii) interest rate swap contracts covering a period from February 2019 to February 2020 were $1,200 million.
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the six months ended June 30, 2017 and 2016.
(in $ thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net derivative liability opening balance	$(19,196)	$(2,111)
Total gain (loss) for the period included in net income	6,529	(34,560)
Payments on settlement of derivative contracts	10,851	10,277
Net derivative liability closing balance	$(1,816)	$(26,394)

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income (loss) during the three and six months ended June 30, 2017 and 2016:
		Amount of Income (Loss) Recorded in Net Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands)	Statement of Operations Location	2017	2016	2017	2016
Interest rate swap contracts	Interest expense, net	$(4,880)	$(5,406)	$(4,654)	$(21,862)
Foreign currency contracts	Selling, general and administrative	9,125	(14,549)	11,183	(12,698)
		$4,245	$(19,955)	$6,529	$(34,560)

Fair Value Disclosures for all Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		June 30, 2017		December 31, 2016
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$7,781	$7,781	$2,575	$2,575
Derivative liabilities	Level 2	(9,597)	(9,597)	(21,771)	(21,771)
Total debt	Level 2	(2,330,213)	(2,371,511)	(2,344,768)	(2,402,783)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of approximately 9% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has not been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2017.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
11. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2017, the Company had approximately $92 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $41 million relates to the twelve months ending June 30, 2018. These purchase obligations extend through 2019.

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
12. Equity
Sale of Shares of a Subsidiary
In April 2017, the Company sold its 51% controlling interest in IGT Solutions Private Ltd. (“IGTS”) for a total gross cash consideration of  $18 million and recorded a gain on sale of such subsidiary of  $1 million, which includes the reclassification of loss on currency translation adjustment from accumulated other comprehensive loss of  $4 million. The Company no longer owns any shares in, and/or controls, IGTS following the sale.
Purchase of Non-Controlling Interest in a Subsidiary
In May 2017, the Company acquired the remaining outstanding non-controlling interest in Locomote Holdings Pty Ltd. (“Locomote”), bringing its total ownership in Locomote to 100%, for a total consideration of  $1 million. The excess of the carrying value of the non-controlling interest acquired over the consideration paid by the Company is recorded within additional paid-in-capital on the Company’s consolidated condensed balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated condensed statements of cash flow.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Equity (Continued)

Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the six months ended June 30, 2017:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 13, 2017	$0.075	March 2, 2017	March 16, 2017	$9,306
May 5, 2017	$0.075	June 1, 2017	June 15, 2017	$9,330
On August 2, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 15—Subsequent Events).
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
Restricted Share Units (“RSUs”)
During the six months ended June 30, 2017, the Company granted 778,667 RSUs, including 691,502 RSUs as part of its annual grant program. The RSUs vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. RSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price, and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. In line with the Company’s accounting policy, the compensation costs related to RSUs are expensed on a straight-line basis.
The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2017:
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	1,395,307	$13.84
Granted at fair market value	778,667	$12.39
Vested(1)	(416,211)	$13.80
Forfeited	(82,320)	$13.51
Balance as of June 30, 2017	1,675,443	$13.19

(1)
During the six months ended June 30, 2017, the Company completed net share settlements of 155,603 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 50,541 of the vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

Performance Share Units (“PSUs”)
During the six months ended June 30, 2017, the Company granted 1,714,407 PSUs, including 1,593,814 PSUs as part of its annual grant program. The PSUs cliff-vest at the end of approximately three years from the date of the grant, based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. The ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of PSUs that will ultimately vest will not exceed 200% of the original grant. PSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant, and such fair value is expensed over the vesting period of the approximately three-year performance period on a straight-line basis.
The table below presents the activity of the Company’s PSUs for the six months ended June 30, 2017:
(in dollars, except number of PSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	2,641,227	$15.52
Granted at fair market value	1,714,407	$12.97
Vested(1)	(80,000)	$13.96
Forfeited	(318,323)	$13.83
Balance as of June 30, 2017(2)	3,957,311	$14.58

(1)
During the six months ended June 30, 2017, the Company completed net share settlements of 33,708 common shares in connection with employee taxable income created upon vesting of PSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(2)
Total estimated awards that will ultimately vest based on the Company’s forecasted performance against the pre-defined targets is expected to be 4,222,933 PSUs.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

Stock Options
The table below presents the activity of the Company’s stock options for the six months ended June 30, 2017:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of January 1, 2017	2,720,514	$13.58
Exercised	(3,498)	$13.23
Forfeited	(74,770)	$13.95
Expired	(1,953)	$16.00
Balance as of June 30, 2017	2,640,293	$13.57	7.39	$2,210
Exercisable as of June 30, 2017	1,047,812	$13.06	5.57	1,597
Expected to vest as of June 30, 2017	1,592,481	$13.90	8.43	613

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for each of the six months ended June 30, 2017 and 2016 was $16 million ($15 million and $14 million after tax for the six months ended June 30, 2017 and 2016, respectively). The total income tax benefit related to equity-based compensation expense was $1 million and $2 million for the six months ended June 30, 2017 and 2016, respectively.
The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of June 30, 2017 will be approximately $59 million.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

14. Income (Loss) Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income (loss) per share:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands, except share data)	2017	2016	2017	2016
Numerator – Basic and Diluted Income (Loss) per Share:
Net income (loss) attributable to the Company	$34,927	$(14,831)	$91,033	$1,754
Denominator – Basic Income (Loss) per Share:
Weighted average common shares outstanding	124,357,929	123,825,030	124,219,917	123,771,642
Income (loss) per share – Basic	$0.28	$(0.12)	$0.73	$0.01
Denominator – Diluted Income (Loss) per Share:
Number of common shares used for basic income (loss) per share	124,357,929	123,825,030	124,219,917	123,771,642
Weighted average effect of dilutive securities
RSUs/ PSUs	1,305,282	—(1)	1,321,912	64,467
Stock Options	93,273	—(1)	92,799	76,572
Weighted average common shares outstanding	125,756,484	123,825,030	125,634,628	123,912,681
Income (loss) per share – Diluted	$0.28	$(0.12)	$0.72	$0.01

(1)
As the Company recorded net loss from continuing operations for the period, all common share equivalents were excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive.

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.
For each of the three and six months ended June 30, 2017, the Company had 2.4 million of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income (loss) per share. For the three and six months ended June 30, 2016, the Company had 2.3 million and 1.8 million, respectively, of weighted-average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income (loss) per share. These were excluded as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events
Dividends
On August 2, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the second quarter of 2017, which is payable on September 21, 2017 to shareholders of record on September 7, 2017.
Senior Secured Credit Agreement
On July 31, 2017, the Company entered into an amendment to its senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022) and (ii) increased the revolving credit facility by $25 million to $150 million.
On August 2, 2017, the Company entered into a further amendment to its senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the Company’s election, (i) LIBOR plus 2.75% or base rate (as defined in the senior secured credit agreement) plus 1.75%. The Company expects to pay interest based on LIBOR plus 2.75% for the term loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2017 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the six months ended June 30, 2017, Air, Beyond Air and Technology Services represented 71%, 24% and 5%, respectively, of our net revenue.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the six months ended June 30, 2017, eNett generated net revenue of $85 million, representing an approximately 19% increase compared to the six months ended June 30, 2016.
We also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.

In addition to hospitality, payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to approximately 3,000 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.
Technology Services
We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta Air Lines Inc. In addition, until April 2017, we owned 51% of IGT Solutions Private Ltd. (“IGTS”), a technology development services provider based in Gurgaon, India that was used for both internal and external software development. We divested our 51% interest in IGTS in April 2017, and we no longer own any shares in, and/or control, IGTS following the sale.
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
The table below sets forth our performance metrics:
(in $ thousands, except share data, Reported Segments and RevPas)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016		%	2017	2016		%
Net revenue	$612,107	$605,905	$6,202	1	$1,262,870	$1,215,168	$47,702	4
Operating income	73,850	37,760	36,090	96	172,720	117,628	55,092	47
Net income (loss)	34,366	(14,429)	48,795	*	90,229	2,752	87,477	*
Income (loss) per share – diluted (in $)	0.28	(0.12)	0.40	*	0.72	0.01	0.71	*
Adjusted EBITDA(1)	147,006	139,013	7,993	6	315,559	293,153	22,406	8
Adjusted Operating Income(2)	84,832	82,796	2,036	2	192,073	179,260	12,813	7
Adjusted Net Income(3)	50,006	34,287	15,719	46	114,363	85,242	29,121	34
Adjusted Income per Share – diluted(4) (in $)	0.40	0.28	0.12	43	0.91	0.69	0.22	32
Net cash provided by operating activities	83,585	76,728	6,857	9	178,607	102,932	75,675	74
Free Cash Flow(5)	60,365	54,264	6,101	11	131,778	57,947	73,831	127
Reported Segments (in thousands)	86,381	86,807	(426)	*	179,578	176,780	2,798	2
Travel Commerce Platform RevPas (in $)	$6.76	$6.61	$0.15	2	$6.71	$6.52	$0.19	3

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

(3)
Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as gain (loss) on sale of subsidiary, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions.

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

The following table provides a reconciliation of net income (loss) to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands)	2017	2016	2017	2016
Net income (loss)	$34,366	$(14,429)	$90,229	$2,752
Adjustments:
Amortization of intangible assets(1)	10,131	13,716	20,523	24,855
Gain on sale of a subsidiary	(1,217)	—	(1,217)	—
Loss on early extinguishment of debt	—	2,671	—	2,671
Equity-based compensation and related taxes	7,893	6,823	15,679	15,924
Corporate and restructuring costs(2)	5,024	6,870	10,680	14,279
Impairment of long-lived assets(3)	—	3,626	685	4,087
Other – non cash(4)	(8,839)	19,407	(25,213)	24,349
Tax impact of adjustments(5)	2,648	(4,397)	2,997	(3,675)
Adjusted Net Income	50,006	34,287	114,363	85,242
Adjustments:
Interest expense, net(6)	29,716	39,707	60,217	78,146
Remaining provision for income taxes	5,110	8,802	17,493	15,872
Adjusted Operating Income	84,832	82,796	192,073	179,260
Adjustments:
Depreciation and amortization of property and equipment	43,517	38,530	86,034	79,632
Amortization of customer loyalty payments	18,657	17,687	37,452	34,261
Adjusted EBITDA	$147,006	$139,013	$315,559	$293,153

(1)
Amortization of intangible assets relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group in 2006 and from the acquisition of Worldspan in 2007.

(2)
Corporate and restructuring costs relate to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activity (see Note 7—Restructuring Charges to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(3)
Impairment of long-lived assets relate to property and equipment.

(4)
Other—non cash includes (i) unrealized (gains) losses on foreign currency derivative contracts of  $(12) million and $13 million for the three months ended June 30, 2017 and 2016, respectively, and $(20) million and $3 million for the six months ended June 30, 2017 and 2016, respectively, (ii) unrealized losses on interest rate derivative contracts of $3 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $22 million for the six months ended June 30, 2017 and 2016, respectively, (iii) $8 million related to revenue deferred in previous years for the six months ended June 30, 2017 and (iv) other gains of $1 million for the six months ended June 30, 2017.

(5)
Tax impact of adjustments primarily relates to the gain on sale of a subsidiary, equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(6)
Interest expense, net, excludes the impact of unrealized losses of  $3 million and $6 million on interest rate derivative contracts for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $22 million for the six months ended June 30, 2017 and 2016, respectively, which is included within “Other—non cash.”

The following table provides a reconciliation of income (loss) per share—diluted to Adjusted Income per Share—diluted:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) per share – diluted	$0.28	$(0.12)	$0.72	$0.01
Per share adjustments to net income (loss) to determine Adjusted Income per Share – diluted	0.12	0.40	0.19	0.68
Adjusted Income per Share – diluted	$0.40	$0.28	$0.91	$0.69

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
For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
(in percentages)	2017	2016
Asia Pacific	24	22
Europe	32	33
Latin America and Canada	5	5
Middle East and Africa	13	13
International	74	73
United States	26	27
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 37,000 car rental locations, approximately 45 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing approximately 234,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the six months ended June 30, 2017.
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
Litigation and Related Costs: We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters, and for costs of defending against such matters. However, litigation is inherently unpredictable, and although we believe that our accruals are adequate and we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$612,107	$605,905	$6,202	1
Costs and expenses
Cost of revenue	369,708	376,605	(6,897)	(2)
Selling, general and administrative	114,901	139,294	(24,393)	(18)
Depreciation and amortization	53,648	52,246	1,402	3
Total costs and expenses	538,257	568,145	(29,888)	(5)
Operating income	73,850	37,760	36,090	96
Interest expense, net	(32,943)	(45,113)	12,170	27
Gain on sale of a subsidiary	1,217	—	1,217	*
Loss on early extinguishment of debt	—	(2,671)	2,671	100
Income (loss) before income taxes	42,124	(10,024)	52,148	*
Provision for income taxes	(7,758)	(4,405)	(3,353)	(76)
Net income (loss)	$34,366	$(14,429)	$48,795	*

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Air	$423,654	$425,861	$(2,207)	(1)
Beyond Air	160,107	148,197	11,910	8
Travel Commerce Platform	583,761	574,058	9,703	2
Technology Services	28,346	31,847	(3,501)	(11)
Net revenue	$612,107	$605,905	$6,202	1

During the three months ended June 30, 2017, net revenue increased by $6 million, or 1%, compared to the three months ended June 30, 2016. This increase was due to an increase in Travel Commerce Platform revenue of $10 million, or 2%, offset by a decrease in Technology Services revenue of  $4 million, or 11%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended June 30,		Change
	2017	2016	$	%
Travel Commerce Platform RevPas (in $)	$6.76	$6.61	$0.15	2
Reported Segments (in thousands)	86,381	86,807	(426)	—
The increase in Travel Commerce Platform revenue of  $10 million, or 2%, was due to a $12 million, or 8%, increase in Beyond Air revenue, offset by a $2 million, or 1%, decrease in Air revenue. Overall, there was a 2% increase in Travel Commerce Platform RevPas with Reported Segments remaining stable.

Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of the transactions processed on our Travel Commerce Platform increased to $21.1 billion for the three months ended June 30, 2017 from $20.8 billion for the three months ended June 30, 2016 primarily due to an increase in the value and volume in payment solutions. Our percentage of Air segment revenue from away bookings increased to 67% from 66%. Our hospitality segments per 100 airline tickets issued increased to 49 from 48. For the three months ended June 30, 2017, our car rental days sold grew by 19% to 29 million, and our hotel room nights remained stable at 17 million.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$141,725	$130,526	$11,199	9
Europe	180,594	182,710	(2,116)	(1)
Latin America and Canada	27,574	28,245	(671)	(2)
Middle East and Africa	77,912	77,346	566	1
International	427,805	418,827	8,978	2
United States	155,956	155,231	725	—
Travel Commerce Platform	$583,761	$574,058	$9,703	2

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2017	2016		%	2017	2016	$	%
Asia Pacific	17,697	17,009	688	4	$8.01	$7.67	$0.34	4
Europe	19,864	20,561	(697)	(3)	$9.09	$8.89	$0.20	2
Latin America and Canada	4,530	4,524	6	—	$6.09	$6.24	$(0.15)	(2)
Middle East and Africa	9,441	9,912	(471)	(5)	$8.25	$7.80	$0.45	6
International	51,532	52,006	(474)	(1)	$8.30	$8.05	$0.25	3
United States	34,849	34,801	48	—	$4.48	$4.46	$0.02	—
Travel Commerce Platform	86,381	86,807	(426)	—	$6.76	$6.61	$0.15	2

International
Our International Travel Commerce Platform revenue increased $9 million, or 2%, due to a 3% increase in RevPas, offset by a 1% decrease in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air revenue was mainly due to improved pricing and mix. The increase in Beyond Air revenue was primarily driven by growth in payment solutions, hospitality and advertising and digital services. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 73% for each of the three months ended June 30, 2017 and 2016.
Asia Pacific
Revenue in Asia Pacific increased $11 million, or 9%, due to a 4% increase in RevPas and a 4% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased primarily due to growth in India, Australia and Hong Kong partially offset by a decline in South Korea.
Europe
Revenue in Europe decreased $2 million, or 1%, due to a 3% decrease in Reported Segments offset by a 2% increase in RevPas. Reported Segments decreased mainly due to a decline in the United Kingdom offset by growth in Russia. RevPas increased due to favorable pricing and mix.

Latin America and Canada
Revenue in Latin America and Canada decreased marginally by $1 million, or 2%.
Middle East and Africa
Revenue in the Middle East and Africa increased marginally by $1 million, or 1%.
United States
Revenue in the United States increased marginally by $1 million with both Reported Segments and RevPas remaining stable.
Technology Services
Technology Services revenue decreased $4 million, or 11%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$289,464	$292,714	$(3,250)	(1)
Technology costs	80,244	83,891	(3,647)	(4)
Cost of revenue	$369,708	$376,605	$(6,897)	(2)

Cost of revenue decreased by $7 million, or 2%, as a result of a $3 million, or 1%, decrease in commission costs and a $4 million, or 4%, decrease in technology costs. The decrease in commissions was due to a 3% decline in travel distribution costs per segment, including the positive impact of an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent recorded during the three months ended June 30, 2016, offset by incremental commission costs due to mix and pricing and incremental costs from our payment solutions business. Commissions include amortization of customer loyalty payments of  $17 million and $18 million for the three months ended June 30, 2017 and 2016, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased primarily due to the sale of IGTS in April 2017.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$93,457	$88,536	$4,921	6
Non-workforce	20,593	19,438	1,155	6
Sub-total	114,050	107,974	6,076	6
Non-core corporate costs	851	31,320	(30,469)	(97)
SG&A	$114,901	$139,294	$(24,393)	(18)

SG&A expenses decreased by $24 million, or 18%, during the three months ended June 30, 2017 compared to June 30, 2016. SG&A expenses include $1 million and $31 million of charges for the three months ended June 30, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased by $6 million, or 6%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $5 million, or 6%, primarily due to an increase in headcount and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased marginally by $1 million, or 6%.
Non-core corporate costs of  $1 million and $31 million for the three months ended June 30, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of  $30 million is primarily due to a $25 million favorable movement in the fair value of unrealized foreign currency derivative contracts and a $4 million positive impact resulting from an impairment on property and equipment recognized in 2016.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$43,517	$38,530	$4,987	13
Amortization of acquired intangible assets	10,131	13,716	(3,585)	(26)
Total depreciation and amortization	$53,648	$52,246	$1,402	3

Total depreciation and amortization increased by $1 million, or 3%. Depreciation increased by $5 million, or 13%, due to additional assets being depreciated upon their transfer from construction in progress to capitalized software. Amortization of acquired intangible assets decreased by $4 million, or 26%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, decreased $12 million, or 27%, primarily due to (i) a $6 million decrease related to lower interest rates on the term loans outstanding under our senior secured credit agreement, (ii) a $2 million decrease related to our reduced outstanding debt balance and (iii) a $2 million favorable impact of fair value changes on our interest rate swap derivative contracts.
Gain on Sale of a Subsidiary
In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of  $18 million and have recorded a gain on the sale of such subsidiary of  $1 million.
Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rates on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full, resulting in a $3 million loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
As of December 31, 2016, we had U.S. federal net operating loss (“NOL”) carry forwards of approximately $367 million, which expire between 2032 and 2036, state NOL carry forwards of approximately $14 million, which expire between 2017 and 2036, and other tax credits of approximately $25 million. The deferred tax assets on these U.S. federal and state NOLs and other tax credits were $168 million. A full valuation allowance has been recorded against these U.S. NOLs and other tax credits as we believe it is more likely than not that the benefit from these NOL carry forwards and tax credits will not be realized.
We regularly assess our ability to realize deferred tax assets. As of June 30, 2017, our estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with current year U.S. ordinary income. However, we have maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$1,262,870	$1,215,168	$47,702	4
Costs and expenses
Cost of revenue	756,545	739,282	17,263	2
Selling, general and administrative	227,048	253,771	(26,723)	(11)
Depreciation and amortization	106,557	104,487	2,070	2
Total costs and expenses	1,090,150	1,097,540	(7,390)	(1)
Operating income	172,720	117,628	55,092	47
Interest expense, net	(63,218)	(100,008)	36,790	37
Gain on sale of a subsidiary	1,217	—	1,217	*
Loss on early extinguishment of debt	—	(2,671)	2,671	100
Income before income taxes	110,719	14,949	95,770	*
Provision for income taxes	(20,490)	(12,197)	(8,293)	(68)
Net income	$90,229	$2,752	$87,477	*

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Air	$898,129	$869,745	$28,384	3
Beyond Air	307,692	283,199	24,493	9
Travel Commerce Platform	1,205,821	1,152,944	52,877	5
Technology Services	57,049	62,224	(5,175)	(8)
Net revenue	$1,262,870	$1,215,168	$47,702	4

During the six months ended June 30, 2017, net revenue increased by $48 million, or 4%, compared to the six months ended June 30, 2016. This increase was due to an increase in Travel Commerce Platform revenue of  $53 million, or 5%, offset by a decrease in Technology Services revenue of  $5 million, or 8%.

Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Six Months Ended June 30,		Change
	2017	2016	$	%
Travel Commerce Platform RevPas (in $)	$6.71	$6.52	$0.19	3
Reported Segments (in thousands)	179,578	176,780	2,798	2
The increase in Travel Commerce Platform revenue of  $53 million, or 5%, was due to a $28 million, or 3%, increase in Air revenue and a $24 million, or 9%, increase in Beyond Air revenue. Overall, there was a 3% increase in Travel Commerce Platform RevPas and a 2% increase in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of the transactions processed on our Travel Commerce Platform increased to $41.6 billion for the six months ended June 30, 2017 from $40.9 billion for the six months ended June 30, 2016 primarily due to an increase in the value and volume of transactions in payment solutions. Our percentage of Air segment revenue from away bookings remained stable at 67%. Our hospitality segments per 100 airline tickets issued decreased to 45 from 46. Our hotel room nights and car rental days sold grew by 2% and 10%, respectively, and were 34 million and 51 million, respectively, for the six months ended June 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$292,740	$259,021	$33,719	13
Europe	383,010	377,557	5,453	1
Latin America and Canada	56,356	56,281	75	—
Middle East and Africa	161,465	150,796	10,669	7
International	893,571	843,655	49,916	6
United States	312,250	309,289	2,961	1
Travel Commerce Platform	$1,205,821	$1,152,944	$52,877	5

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016		%	2017	2016	$	%
Asia Pacific	36,905	33,998	2,907	9	$7.93	$7.62	$0.31	4
Europe	43,361	43,694	(333)	(1)	$8.83	$8.64	$0.19	2
Latin America and Canada	9,156	9,074	82	1	$6.16	$6.20	$(0.04)	(1)
Middle East and Africa	18,917	19,633	(716)	(4)	$8.54	$7.68	$0.86	11
International	108,339	106,399	1,940	2	$8.25	$7.93	$0.32	4
United States	71,239	70,381	858	1	$4.38	$4.39	$(0.01)	—
Travel Commerce Platform	179,578	176,780	2,798	2	$6.71	$6.52	$0.19	3

International
Our International Travel Commerce Platform revenue increased $50 million, or 6%, due to a 4% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air revenue was mainly due to improved pricing and the $9 million recognition of revenue deferred in previous years, partially offset by a decline due to mix. The increase in Beyond Air revenue was primarily driven by growth in payment solutions, hospitality and advertising and digital services. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 74% for the six months ended June 30, 2017 compared to 73% for the six months ended June 30, 2016.
Asia Pacific
Revenue in Asia Pacific increased $34 million, or 13%, due to a 4% increase in RevPas and a 9% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased primarily due to growth in India, Australia and Hong Kong.
Europe
Revenue in Europe increased $5 million, or 1%, primarily due to a 2% increase in RevPas offset by a 1% decrease in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments decreased mainly due to a decline in the United Kingdom, offset by growth in Russia, France and Finland.
Latin America and Canada
Revenue in Latin America and Canada remained stable.
Middle East and Africa
Revenue in the Middle East and Africa increased $11 million, or 7%, due to an 11% increase in RevPas offset by a 4% decrease in Reported Segments. The increase in RevPas was mainly due to a $9 million recognition of revenue deferred in previous years.
United States
Revenue in the United States increased $3 million, or 1%, primarily due to a 1% increase in Reported Segments.
Technology Services
Technology Services revenue decreased $5 million, or 8%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$592,253	$574,756	$17,497	3
Technology costs	164,292	164,526	(234)	—
Cost of revenue	$756,545	$739,282	$17,263	2

Cost of revenue increased by $17 million, or 2%, as a result of a $17 million, or 3%, increase in commission costs. Commissions increased due to a 2% increase in Reported Segments and incremental commission costs from our payment solutions business, offset by a 1% decrease in travel distribution costs per segment. The decrease in travel distribution costs per segment was due to our acquisition of our distributor in Japan and a positive impact of an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent recorded during the six months ended June 30, 2016, offset by an increase in travel distribution costs per segment related to mix and pricing. Commissions include amortization of customer loyalty payments of  $34 million for each of the six months ended June 30, 2017 and 2016. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services remained stable.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$178,832	$173,095	$5,737	3
Non-workforce	41,775	43,899	(2,124)	(5)
Sub-total	220,607	216,994	3,613	2
Non-core corporate costs	6,441	36,777	(30,336)	(82)
SG&A	$227,048	$253,771	$(26,723)	(11)

SG&A expenses decreased by $27 million, or 11%, during the six months ended June 30, 2017 compared to June 30, 2016. SG&A expenses include $6 million and $37 million of charges for the six months ended June 30, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by $4 million, or 2%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $6 million, or 3%, primarily due to an increase in headcount and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $2 million, or 5%, primarily due to lower realized foreign exchange losses.
Non-core corporate costs of $6 million and $37 million for the six months ended June 30, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of  $30 million is primarily due to a $22 million favorable movement in the fair value of unrealized foreign currency derivative contracts, a $4 million decrease in corporate and restructuring costs and a $3 million decrease in impairment on property and equipment.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$86,034	$79,632	$6,402	8
Amortization of acquired intangible assets	20,523	24,855	(4,332)	(17)
Total depreciation and amortization	$106,557	$104,487	$2,070	2

Total depreciation and amortization increased by $2 million, or 2%. Depreciation increased by $6 million, or 8%, due to additional assets being depreciated upon their transfer from construction in progress to capitalized software. Amortization of acquired intangible assets decreased by $4 million, or 17%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, decreased $37 million, or 37%, primarily due to (i) a $19 million favorable impact of fair value changes on our interest rate swaps, (ii) a $13 million decrease related to lower interest rates on the term loans outstanding under our senior secured credit agreement and (iii) a $3 million decrease related to our reduced outstanding debt balance.
Gain on Sale of a Subsidiary
In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of  $18 million and have recorded a gain on the sale of such subsidiary of  $1 million.
Loss on Early Extinguishment of Debt
In June 2016, we amended our senior secured credit agreement under which we reduced the interest rates on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full, resulting in a $3 million loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.
As of December 31, 2016, we had U.S. federal NOL carry forwards of approximately $367 million, which expire between 2032 and 2036, state NOL carry forwards of approximately $14 million, which expire between 2017 and 2036, and other tax credits of approximately $25 million. The deferred tax assets on these U.S. federal and state NOLs and other tax credits were $168 million. A full valuation allowance has been recorded against these U.S. NOLs and other tax credits as we believe it is more likely than not that the benefit from these NOL carry forwards and tax credits will not be realized.
We regularly assess our ability to realize deferred tax assets. As of June 30, 2017, our estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with current year U.S. ordinary income. However, we have maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of June 30, 2017, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	June 30, 2017
Cash and cash equivalents	$216,513
Revolving credit facility availability	116,818
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

The table below sets out our working capital as of June 30, 2017 and December 31, 2016, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	June 30, 2017	December 31, 2016	Change
Accounts receivable, net	$254,247	$218,224	$36,023
Accrued commissions and incentives	(308,704)	(267,488)	(41,216)
Deferred revenue and prepaid incentives, net	(30,910)	(32,741)	1,831
Cash and cash equivalents	216,513	139,938	76,575
Accounts payable and employee related	(126,703)	(144,657)	17,954
Accrued interest	(13,824)	(15,215)	1,391
Current portion of long-term debt	(63,194)	(63,558)	364
Taxes	5,081	9,618	(4,537)
Other assets (liabilities), net	15,440	(3,207)	18,647
Working Capital	$(52,054)	$(159,086)	$107,032
Consolidated Condensed Balance Sheets:
Total current assets	$569,882	$442,251	$127,631
Total current liabilities	(621,936)	(601,337)	(20,599)
Working Capital	$(52,054)	$(159,086)	$107,032

As of June 30, 2017, we had a working capital net liability of   $52 million, compared to $159 million as of December 31, 2016, a decrease of  $107 million, which is primarily due to a $36 million increase in accounts receivable, net, a $77 million increase in cash and cash equivalents as discussed in “—Cash Flows” below, an $18 million decrease in accounts payable and employee related liabilities and a $19 million increase in other assets (liabilities), net, partially offset by a $41 million increase in accrued commissions and incentives and a $5 million decrease in taxes.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.
The table below sets out information on our accounts receivable:
	June 30, 2017	December 31, 2016	Change
Accounts receivable, net (in $ thousands)	$254,247	$218,224	$36,023
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	39	(1)
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the six months ended June 30, 2017, Air revenue accounted for approximately 71% of our revenue; however, only 46% of our outstanding receivables related to customers using ACH as of June 30, 2017. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 38 DSO as of June 30, 2017, as compared to 39 DSO as of December 31, 2016. The growth in Air revenue, in the month of June 2017 compared to December 2016, contributed to the increase in our accounts receivables, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $36 million from December 31, 2016 to June 30, 2017, and our accrued commissions and incentives increased by $41 million from December 31, 2016 to June 30, 2017, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.

Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,		Change
(in $ thousands)	2017	2016	$
Cash provided by (used in):
Operating activities	$178,607	$102,932	$75,675
Investing activities	(50,262)	(59,994)	9,732
Financing activities	(52,552)	(70,597)	18,045
Effect of exchange rate changes	782	(245)	1,027
Net increase (decrease) in cash and cash equivalents	$76,575	$(27,904)	$104,479

As of June 30, 2017, we had $217 million of cash and cash equivalents, an increase of  $77 million compared to December 31, 2016. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Operating activities. For the six months ended June 30, 2017, cash provided by operating activities was $179 million compared to $103 million for the six months ended June 30, 2016. The increase of $76 million is primarily a result of the increase in operating income, the positive impact from fluctuations in working capital, lower customer loyalty payments and lower cash interest payments.
Investing activities. During the six months ended June 30, 2017, cash used in investing activities of  $50 million was primarily due to $47 million cash used in the purchase of property and equipment and a $3 million net cash outflow related to the sale of IGTS. During the six months ended June 30, 2016, cash used in investing activities of  $60 million was primarily due to $45 million cash used in the purchase of property and equipment and $15 million net cash consideration paid for a business acquisition of our distributor in Japan.
Our investing activities for the six months ended June 30, 2017 and 2016 include:
	Six Months Ended June 30,
(in $ thousands)	2017	2016
Cash additions to software developed for internal use	$35,214	$36,452
Cash additions to computer equipment and other	11,615	8,533
Total	$46,829	$44,985

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
Our Capital Expenditures for the period, which we view to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, was $66 million and $69 million for the six months ended June 30, 2017 and 2016, respectively.
Financing activities. Cash used in financing activities for the six months ended June 30, 2017 was $53 million, which primarily consisted of  (i) $19 million of capital lease and other indebtedness repayments, (ii) $19 million in dividend payments to shareholders and (iii) $12 million of term loans repayments. The cash used in financing activities for the six months ended June 30, 2016 was $71 million, which consisted of

(i) $24 million of capital lease and other indebtedness repayments, (ii) $19 million in dividend payments to shareholders, (iii) $12 million of term loans net repayments, (iv) an $8 million purchase of non-controlling interest in Locomote and (v) an $8 million payment to lenders on repricing and debt finance costs.
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:
	Six Months Ended June 30,
(in $ thousands)	2017	2016
Net cash provided by operating activities	$178,607	$102,932
Less: capital expenditures on property and equipment additions	(46,829)	(44,985)
Free Cash Flow	$131,778	$57,947

Financing Arrangements
As of June 30, 2017, our financing arrangements include our senior secured credit facilities and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of June 30, 2017 and December 31, 2016:
(in $ thousands)	Interest Rate	Maturity	June 30, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)(2)(3)	L+3.25%	September 2021	$2,228,768	$2,236,157
Revolver borrowings
Dollar denominated	L+4.75%	September 2019	—	—
Capital leases and other indebtedness			101,445	108,611
Total debt			2,330,213	2,344,768
Less: cash and cash equivalents			(216,513)	(139,938)
Net Debt(4)			$2,113,700	$2,204,830

(1)
Minimum LIBOR floor of 1.00%

(2)
As of June 30, 2017 and December 31, 2016, the principal amounts of term loans were $2,266 million and $2,278 million, respectively, which is netted for unamortized debt finance costs of $16 million and $18 million, respectively, and unamortized debt discount of $21 million and $23 million, respectively.

(3)
As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively.

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

We are not contractually required to repay quarterly installments of the term loans until the third quarter of 2019. However, we have classified a portion of the term loans as a current portion of long-term debt as we intend and are able to make additional voluntary prepayments of the term loans from cash flows from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.
In January 2017, we entered into an amendment of our senior secured credit agreement, which (i) amended the applicable rates to 2.25% per annum, in the case of base rate term loans, and 3.25% per annum, in the case of LIBOR term loans and (ii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 3.25% or base rate (as defined in the senior secured credit agreement) plus 2.25%. The term loans are subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. We expect to pay interest based on LIBOR plus 3.25% for the term loans. During the six months ended June 30, 2017, the average LIBOR rate applied to the term loans was 1.07%.
During the six months ended June 30, 2017, we (i) repaid $12 million of term loans outstanding under our senior secured credit agreement, (ii) amortized $3 million of debt finance costs and $2 million of debt discount and (iii) repaid $19 million under our capital lease obligations and other indebtedness and entered into $12 million of new capital leases for information technology assets.
Under our senior secured credit agreement, we have a $125 million revolving credit facility with a consortium of banks, which contains a letter of credit sub-limit up to a maximum of  $50 million. As of June 30, 2017, we had no outstanding borrowings under our revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of  $117 million remaining. In May 2017, the applicable rate on revolving credit facility reduced from 5.00% to 4.75%, resulting from improved financial covenants maintained by the Company under its senior secured credit agreement.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit, in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2017, there were no outstanding cash collateralized letters of credit.
Substantially all of our debt is scheduled for repayment in September 2021.
On July 31, 2017, we entered into an amendment to our senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022) and (ii) increased the revolving credit facility by $25 million to $150 million.

On August 2, 2017, we entered into a further amendment to our senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, (i) LIBOR plus 2.75% or base rate (as defined in the senior secured credit agreement) plus 1.75%. We expect to pay interest based on LIBOR plus 2.75% for the term loans.
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

As of June 30, 2017, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 3.72 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
Our primary interest rate exposure as of June 30, 2017 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on our $2,266 million principal amount of term loans is currently charged at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% under our senior secured credit agreement. During the six months ended June 30, 2017, LIBOR rates increased above LIBOR floor of 1.00%. In order to protect against potential higher interest costs resulting from increases in LIBOR, in October 2015, we transacted $1,400 million notional amount of interest rate swap contracts covering a period from February 2017 to February 2019. Further, during the first quarter of 2017, we transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during these future periods at average rates of 1.4010% and 2.1906%, respectively.
During the six months ended June 30, 2017, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments were $5 million and $22 million for the six months ended June 30, 2017 and 2016, respectively.
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
During 2017, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of June 30, 2017, we had $296 million notional amount of foreign currency forward contracts.
During the six months ended June 30, 2017 and 2016, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $11 million and $(13) million for the six months ended June 30, 2017 and 2016, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of June 30, 2017, our derivative contracts which hedge our interest rate and foreign currency exposure had a net liability position of $2 million and cover transactions for a period that does not exceed three years.
Contractual Obligations
In January 2017, we amended our senior secured credit agreement under which we reduced the applicable rate on our term loans from 4.00% as of December 31, 2016 to 3.25%. In August 2017, we further amended our senior secured credit agreement under which we reduced the applicable rate on our term loans from 3.25% to 2.75%. These transactions are expected to lower our annualized interest expense by approximately $28 million based on LIBOR rates and the principal balance of term loans outstanding as of June 30, 2016.
Other than as set forth above, as of June 30, 2017, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the six months ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of June 30, 2017. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of June 30, 2017, based on the outstanding floating rate debt balance would increase our annualized interest charge by $23 million, excluding the effect of fair value changes on our interest rate swaps. Due to the 1.00% LIBOR floor on our term loans, a 100 basis point decrease in interest rates as of June 30, 2017 would decrease our annualized interest charge by $7 million.
In 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we transacted $1,400 million notional amount of interest rate swap contracts for a period from February 2017 to February 2019. Additionally, during the first quarter of 2017, we transacted $1,200 million notional amount of interest rate swap contracts commencing February 2019 until February 2020. These swaps fix the LIBOR rate payable on approximately 60% of our floating rate debt during these future periods at 1.4010% and 2.1906%, respectively. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of June 30, 2017, a 100 basis point increase or decrease in interest rates would result in a credit or debit to interest expense of  $36 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of June 30, 2017. We have determined, through the sensitivity analysis, the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a charge of approximately $24 million on our consolidated condensed statements of operations, while a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of $26 million on our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2017 were approximately $121,000 and $87,000 respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: August 3, 2017	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: August 3, 2017	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
10.1	Amendment No. 4 to Credit Agreement, dated as of July 31, 2017, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, each Guarantor, the Revolving Credit Lenders and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent.
10.2	Amendment No. 5 to Credit Agreement, dated as of August 2, 2017, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, each Guarantor, the Term D Lenders and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document