Form 10-Q
period 2017-09-30
Travelport Worldwide LTD
filed 2017-11-02
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of November 1, 2017, there were 125,315,860 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net revenue	$610,842	$590,756	$1,873,712	$1,805,924
Costs and expenses
Cost of revenue	388,027	351,534	1,144,572	1,090,816
Selling, general and administrative	111,762	123,406	338,810	377,177
Depreciation and amortization	50,314	53,581	156,871	158,068
Total costs and expenses	550,103	528,521	1,640,253	1,626,061
Operating income	60,739	62,235	233,459	179,863
Interest expense, net	(28,793)	(29,813)	(92,011)	(129,821)
Gain on sale of a subsidiary	—	—	1,217	—
Loss on early extinguishment of debt	(4,682)	(955)	(4,682)	(3,626)
Income before income taxes	27,264	31,467	137,983	46,416
Provision for income taxes	(22,583)	(10,063)	(43,073)	(22,260)
Net income	4,681	21,404	94,910	24,156
Net loss (income) attributable to non-controlling interest in subsidiaries	169	(566)	973	(1,564)
Net income attributable to the Company	$4,850	$20,838	$95,883	$22,592
Income per share – Basic:
Income per share	$0.04	$0.17	$0.77	$0.18
Weighted average common shares outstanding – Basic	124,469,069	123,920,699	124,303,716	123,821,339
Income per share – Diluted:
Income per share	$0.04	$0.17	$0.76	$0.18
Weighted average common shares outstanding – Diluted	126,188,372	124,291,687	125,827,540	124,209,052
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in $ thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income	$4,681	$21,404	$94,910	$24,156
Other comprehensive income, net of tax:
Currency translation adjustment, net of tax	4,234	2,475	20,533	5,135
Amortization of actuarial loss to net income, net of tax	2,856	2,472	8,060	6,974
Other comprehensive income, net of tax	7,090	4,947	28,593	12,109
Comprehensive income	11,771	26,351	123,503	36,265
Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	169	(566)	973	(1,564)
Comprehensive income attributable to the Company	$11,940	$25,785	$124,476	$34,701

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$204,646	$139,938
Accounts receivable (net of allowances for doubtful accounts of $13,611 and $13,430)	252,661	218,224
Other current assets	107,541	84,089
Total current assets	564,848	442,251
Property and equipment, net	406,848	431,046
Goodwill	1,088,653	1,079,951
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	517,538	511,607
Deferred income taxes	9,313	9,213
Other non-current assets	58,388	46,764
Total assets	$2,958,685	$2,833,929
Liabilities and equity
Current liabilities:
Accounts payable	$76,205	$59,219
Accrued expenses and other current liabilities	556,982	478,560
Current portion of long-term debt	63,552	63,558
Total current liabilities	696,739	601,337
Long-term debt	2,211,011	2,281,210
Deferred income taxes	59,137	59,381
Other non-current liabilities	226,512	227,783
Total liabilities	3,193,399	3,169,711
Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 125,549,659 shares and 124,941,233 shares issued; 124,486,967 shares and 124,032,361 shares outstanding as of September 30, 2017 and December 31, 2016, respectively)	313	312
Additional paid in capital	2,701,387	2,708,836
Treasury shares, at cost (1,062,692 shares and 908,872 shares as of September 30, 2017 and December 31, 2016, respectively)	(15,988)	(14,166)
Accumulated deficit	(2,768,955)	(2,864,838)
Accumulated other comprehensive loss	(161,479)	(190,072)
Total shareholders’ equity (deficit)	(244,722)	(359,928)
Equity attributable to non-controlling interest in subsidiaries	10,008	24,146
Total equity (deficit)	(234,714)	(335,782)
Total liabilities and equity	$2,958,685	$2,833,929

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities
Net income	$94,910	$24,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,871	158,068
Amortization of customer loyalty payments	57,348	55,193
Allowance for prepaid incentives	—	10,684
Impairment of long-lived assets	685	4,586
Amortization of debt finance costs and debt discount	7,791	7,922
Gain on sale of a subsidiary	(1,217)	—
Loss on early extinguishment of debt	4,682	3,626
Unrealized (gain) loss on foreign exchange derivative instruments	(27,256)	3,159
Unrealized loss on interest rate derivative instruments	1,121	17,471
Equity-based compensation	24,445	21,760
Deferred income taxes	(304)	869
Customer loyalty payments	(54,592)	(56,533)
Pension liability contribution	(1,541)	(2,440)
Changes in assets and liabilities:
Accounts receivable	(39,209)	(38,802)
Other current assets	(7,493)	(15,501)
Accounts payable, accrued expenses and other current liabilities	61,504	19,315
Other	(3,403)	325
Net cash provided by operating activities	$274,342	$213,858
Investing activities
Property and equipment additions	$(79,192)	$(70,130)
Sale of subsidiary, net of cash disposed	(3,433)	—
Business acquired, net of cash	—	(15,009)
Net cash used in investing activities	$(82,625)	$(85,139)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Financing activities
Proceeds from term loans	$114,000	$143,291
Repayment of term loans	(181,813)	(211,103)
Repayment of capital lease obligations and other indebtedness	(29,811)	(34,206)
Proceeds from revolver borrowings	—	10,000
Repayment of revolver borrowings	—	(10,000)
Debt finance cost and lender fees	(686)	(7,791)
Dividend to shareholders	(28,234)	(27,859)
Purchase of non-controlling interest in a subsidiary	(1,063)	(7,820)
Proceeds from share issuance under employee share purchase plan and stock options	2,016	1,580
Treasury share purchase related to vesting of equity awards	(2,461)	(1,004)
Net cash used in financing activities	$(128,052)	$(144,912)
Effect of changes in exchange rates on cash and cash equivalents	1,043	(248)
Net increase (decrease) in cash and cash equivalents	64,708	(16,441)
Cash and cash equivalents at beginning of period	139,938	154,841
Cash and cash equivalents at end of period	$204,646	$138,400
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$83,294	$110,988
Income tax payments, net of refunds	23,540	15,069
Non-cash capital lease additions	17,984	16,554
Non-cash purchase of property and equipment	3,120	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.225 per common share)	—	—	(29,576)	—	—	—	—	—	(29,576)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	608,426	1	22,813	—	—	—	—	3,390	26,204
Treasury shares purchased in relation to vesting of equity awards	—	—	—	194,829	(2,461)	—	—	—	(2,461)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	95,883	28,593	(973)	123,503
Balance as of September 30, 2017	125,549,659	$313	$2,701,387	1,062,692	$(15,988)	$(2,768,955)	$(161,479)	$10,008	$(234,714)

	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2015	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to shareholders ($0.225 per common share)	—	—	(28,553)	—	—	—	—	—	(28,553)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	308,167	1	23,381	—	—	—	—	—	23,382
Treasury shares purchased in relation to vesting of equity awards	—	—	—	70,362	(1,004)	—	—	—	(1,004)
Treasury shares issued in relation to vesting of equity awards	—	—	(802)	(50,969)	802	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	22,592	12,109	1,564	36,265
Balance as of September 30, 2016	124,784,549	$312	$2,710,753	864,301	$(13,533)	$(2,859,066)	$(165,398)	$25,644	$(301,288)

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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation (Continued)

The Company regularly assesses its ability to realize deferred tax assets. As of September 30, 2017, the Company’s estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with the Company’s current year U.S. ordinary income. However, the Company has maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.
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
Pension
In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the Company to present the service cost component of net benefit cost as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a company to disclose in the footnotes to the financial statements the line items that contain the other components of net benefit cost, if they are not presented on appropriately described separate lines in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017 using a retrospective transition method (except for capitalization of service cost, which has to be applied on a prospective basis). The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance, other than disclosures in the financial statements.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Leases
In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of this guidance on the consolidated condensed financial statements. The Company’s minimum lease commitments for operating leases as of September 30, 2017 was $101 million.
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
The guidance permits the use of either a full or modified retrospective adoption approach. The Company will adopt the guidance using the modified retrospective approach, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings (or accumulated losses) as of January 1, 2018. The guidance also permits the application of the modified retrospective approach to either all contracts as of the date of initial application or only to contracts that are not completed as of this date. The Company will apply the modified retrospective approach to all contracts as of January 1, 2018.
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
Phase III will complete the Company’s adoption and implementation of the new revenue recognition guidance and will include activities such as recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and/or newly implemented internal controls over new revenue recognition guidance, running parallel reporting for impacted areas under the new and current revenue standard and finalizing the disclosures in the Company’s financial statements.
The Company has completed Phase I and substantially completed Phase II activities, including the identification of potential changes resulting from the adoption of this guidance and determination of the effects of the accounting policies under the new guidance that it expects to apply in comparison to its current revenue recognition policies. The Company does not anticipate any significant impact on the consolidated condensed financial statements resulting from the adoption of this guidance and it continues to assess the expanded disclosures required under the new guidance.
3. Other Current Assets
Other current assets consisted of:
(in $ thousands)	September 30, 2017	December 31, 2016
Sales and use tax receivables	$28,356	$27,178
Prepaid expenses	26,307	26,289
Client funds	22,974	11,632
Prepaid incentives	14,882	9,492
Derivative assets	9,131	856
Other	5,891	8,642
	$107,541	$84,089

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Property and Equipment, Net
Property and equipment, net, consisted of:
	September 30, 2017			December 31, 2016
(in $ thousands)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Capitalized software	$1,018,051	$(810,378)	$207,673	$925,998	$(736,573)	$189,425
Computer equipment	334,544	(206,458)	128,086	344,112	(205,222)	138,890
Building and leasehold improvements	28,591	(10,634)	17,957	27,187	(9,622)	17,565
Construction in progress	53,132	—	53,132	85,166	—	85,166
	$1,434,318	$(1,027,470)	$406,848	$1,382,463	$(951,417)	$431,046

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $40 million and $42 million during the three months ended September 30, 2017 and 2016, respectively. The Company recorded depreciation expense of $126 million and $121 million during the nine months ended September 30, 2017 and 2016, respectively.
The Company recorded impairment charges of $0 and $1 million for the three months ended September 30, 2017 and 2016, respectively, and $1 million and $5 million during the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company had capital lease assets of $199 million and $195 million, respectively, with accumulated depreciation of $109 million and $93 million, respectively, included within computer equipment.
5. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2017 and September 30, 2017 are as follows:
(in $ thousands)	January 1, 2017	Additions	Retirements	Foreign Exchange	September 30, 2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$8,702	$1,088,653
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(383,715)	179	743,523
Accumulated amortization	(804,089)	(30,688)	383,715	(338)	(451,400)
Acquired intangible assets, net	322,970	(30,688)	—	(159)	292,123
Customer loyalty payments	358,259	95,131	(73,463)	7,201	387,128
Accumulated amortization	(169,622)	(57,348)	69,063	(3,806)	(161,713)
Customer loyalty payments, net	188,637	37,783	(4,400)	3,395	225,415
Other intangible assets, net	$511,607	$7,095	$(4,400)	$3,236	$517,538

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

The Company paid cash of $55 million and $57 million for customer loyalty payments during the nine months ended September 30, 2017 and 2016, respectively. Further, as of September 30, 2017 and December 31, 2016, the Company had balances payable of $88 million and $60 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $10 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $31 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $20 million and $21 million for the three months ended September 30, 2017 and 2016, respectively, and $57 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.
6. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	September 30, 2017	December 31, 2016
Prepaid incentives	$35,647	$25,538
Pension assets	3,373	989
Supplier prepayments	2,506	3,454
Deferred financing costs	2,035	4,752
Derivative assets	2,407	1,719
Other	12,420	10,312
	$58,388	$46,764

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Restructuring Charges
In November 2016, the Company committed to undertake a course of action (the “Program”) to enhance and optimize the Company’s operational and technological efficiency. The Program involves (i) consolidating the multiple technological vendors with which the Company currently works, (ii) establishing a new centralized quality assurance function and (iii) consolidating the Company’s three existing U.S. technology hubs in Atlanta, Denver and Kansas City into two centers in Atlanta and Denver. These actions are expected to contribute to the achievement of the Company’s long-term targets. The Program is expected to be substantially completed by the end of 2017.
The Company expects total charges under the Program in connection with severance and employee-related obligations to be approximately $14 million to $16 million and costs related to implementation to be approximately $13 million to $15 million, including approximately $1 million for the termination of an operating lease and other contracts. The Company expects the obligations related to these costs to be paid in cash which will be funded from operations.
Severance and employee-related costs were recorded based on the Program developed by the business and corporate management which specified positions to be eliminated, benefits to be paid for involuntary terminations under existing severance plans or as a one-time arrangement and the expected timetable for completion of the Program. Estimates of restructuring costs and benefits were made based on information available at the time the charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded, and the Company may need to revise previous estimates.
The following table summarizes the activities related to the Company’s restructuring liability during the nine months ended September 30, 2017, which is included in accrued expenses and other current liabilities in the consolidated condensed balance sheets:
(in $ thousands)	Severance and Employee-Related Obligations	Implementation Costs	Total
Balance as of January 1, 2017	$11,082	$1,686	$12,768
Restructuring charges recognized	4,451	3,107	7,558
Cash payments made	(13,875)	(4,793)	(18,668)
Balance as of September 30, 2017	$1,658	$—	$1,658

Total restructuring charges recognized of $2 million and $8 million for the three and nine months ended September 30, 2017, respectively, are included within selling, general and administrative expenses in the consolidated condensed statements of operations.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	September 30, 2017	December 31, 2016
Accrued commissions and incentives	$344,852	$267,488
Accrued payroll and related	64,539	83,783
Deferred revenue	49,865	42,233
Income tax payable	35,336	17,560
Customer prepayments	22,974	11,632
Accrued interest expense	15,490	15,215
Derivative liabilities	2,528	21,771
Pension and post-retirement benefit liabilities	1,674	1,655
Other	19,724	17,223
	$556,982	$478,560

Included in accrued commissions and incentives are $88 million and $60 million of accrued customer loyalty payments as of September 30, 2017 and December 31, 2016, respectively.
9. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest Rate	Maturity	September 30, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+2.75%	September 2021	$2,177,415	$2,236,157
Revolver borrowings
Dollar denominated(1)(2)	L+2.50%	September 2022	—	—
Capital leases and other indebtedness			97,148	108,611
Total debt			$2,274,563	$2,344,768
Less: current portion			63,552	63,558
Long-term debt			$2,211,011	$2,281,210

(1)
As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively. Further, as of September 30, 2017 and December 31, 2016, the principal amounts of term loans were $2,210 million (with a minimum LIBOR floor of 0.00%) and $2,278 million (with a minimum LIBOR floor of 1.00%), respectively, which is netted for unamortized debt finance costs of $14 million and $18 million, respectively, and unamortized debt discount of $18 million and $23 million, respectively.

(2)
The maturity date of the revolving credit facility of September 2, 2022 automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022.

In September 2017, the Company made a voluntary prepayment of  $50 million principal amount of its term loans outstanding under its senior secured credit agreement. Pursuant to this prepayment, the Company recognized $1 million as a loss on early extinguishment of debt.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Long-Term Debt (Continued)

As a result of the voluntary prepayment of  $50 million, the Company is not contractually required to repay quarterly installments of the term loans until its maturity. However, the Company has classified a portion of the term loans as “current portion of long-term debt” as the Company has the intent and ability to make additional voluntary prepayments of the term loans from cash flows from operations, which currently are expected to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
In January 2017, the Company entered into an amendment to its senior secured credit agreement, which amended the applicable rates to 2.25% per annum, in the case of base rate (as defined in the senior secured credit agreement) term loans, and 3.25% per annum, in the case of LIBOR term loans. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. In August 2017, the Company entered into a further amendment to its senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the Company’s election, LIBOR plus 2.75% or base rate plus 1.75%. The Company expects to pay interest based on LIBOR plus 2.75% for the term loans. During the nine months ended September 30, 2017, the average LIBOR rate applied to the term loans was 1.13%. In connection with the repricing, certain lenders contributed $114 million towards the term loans and an amount equal to that was paid to the lenders who opted to exit or reduce their participation. As a result, the Company recognized a loss on early extinguishment of debt of  $4 million.
During the nine months ended September 30, 2017, the Company (i) repaid a net amount of $68 million of term loans outstanding under the senior secured credit agreement, (ii) amortized $4 million of debt finance costs and $4 million of debt discount and (iii) repaid $30 million under its capital lease obligations and other indebtedness and entered into $18 million of new capital leases for information technology assets.
Under the senior secured credit agreement, the Company had a $125 million revolving credit facility with a consortium of banks, which contained a letter of credit sub-limit up to a maximum of  $50 million. In July 2017, the Company entered into an amendment to its senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022), (ii) increased the revolving credit facility by $25 million to $150 million and (iii) reduced the interest rate on revolver borrowings to LIBOR plus 2.50% from LIBOR plus 5.00% as of December 31, 2016. In connection with this amendment, the Company incurred additional lender fees and third party costs of  $1 million which have been capitalized and will be amortized over the term of the revolving credit facility. As of September 30, 2017, the Company had no outstanding borrowings under its revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of $142 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit, in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral is to be maintained for outstanding letters of credit. As of September 30, 2017, there were no outstanding cash collateralized letters of credit.
As of September 30, 2017, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2017, there was no material change in the Company’s foreign currency and interest rate risk management policy or in its fair value methodology. As of September 30, 2017, the Company had a net asset position of $6 million related to derivative financial instruments associated with its interest rate risk and foreign currency exchange rate risk.
The Company’s primary interest rate risk exposure as of September 30, 2017 was the impact of LIBOR interest rates on the Company’s dollar denominated variable rate term loans. Prior to August 2017, the term loans had a 1.00% LIBOR floor under the Company’s senior secured credit agreement, which was subsequently decreased to 0.00% (see Note 9 — Long-Term Debt). During the nine months ended September 30, 2017, the average LIBOR rate applied to the term loans was 1.13%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of September 30, 2017, the Company has outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:
Notional Amount ($ in thousands)	Period	Average Interest Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
100,000	February 2020 to February 2021	2.0760%
The Company’s primary foreign currency risk exposure as of September 30, 2017 was to exchange rate fluctuations that arise from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies.
Presented below is a summary of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swap contracts	Other current assets	$1,570	$768	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	2,407	1,719	Other non-current liabilities	(2,612)	—
Foreign currency contracts	Other current assets	7,561	88	Accrued expenses and other current liabilities	(2,528)	(21,771)
Total fair value of derivative assets (liabilities)		$11,538	$2,575		$(5,140)	$(21,771)

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

As of September 30, 2017, the net notional amounts of the Company’s derivative contracts and the periods covered by them are as follows:
(in $ thousands)	September 30, 2017	December 31, 2016
Interest rate swap contracts (varying contracts and periods as discussed above)	$2,700,000	$1,400,000
Foreign currency contracts (covering period until September 2018)	266,558	231,832
The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the nine months ended September 30, 2017 and 2016:
(in $ thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net derivative liability opening balance	$(19,196)	$(2,111)
Total gain (loss) for the period included in net income	12,099	(33,217)
Payments on settlement of derivative contracts	13,495	12,622
Net derivative asset closing balance	$6,398	$(22,706)

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three and nine months ended September 30, 2017 and 2016:
		Amount of Income (Loss) Recorded in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands)	Statement of Operations Location	2017	2016	2017	2016
Interest rate swap contracts	Interest expense, net	$1,332	$4,391	$(3,322)	$(17,471)
Foreign currency contracts	Selling, general and administrative	4,238	(3,048)	15,421	(15,746)
		$5,570	$1,343	$12,099	$(33,217)

Fair Value Disclosures for all Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		September 30, 2017		December 31, 2016
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$11,538	$11,538	$2,575	$2,575
Derivative liabilities	Level 2	(5,140)	(5,140)	(21,771)	(21,771)
Total debt	Level 2	(2,274,563)	(2,304,627)	(2,344,768)	(2,402,783)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of approximately 7% and a recovery rate of 75% for

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Financial Instruments (Continued)

derivative assets and 65% for derivative liabilities. In accordance with the Company’s policy, as the credit valuation adjustment applied to arrive at the fair value of derivatives has not been greater than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2017.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
11. Commitments and Contingencies
Commitments
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2017, the Company had approximately $81 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $38 million relates to the twelve months ending September 30, 2018. These purchase obligations extend through 2019.
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
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the nine months ended September 30, 2017:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 13, 2017	$0.075	March 2, 2017	March 16, 2017	$9,306
May 5, 2017	$0.075	June 1, 2017	June 15, 2017	$9,330
August 2, 2017	$0.075	September 7, 2017	September 21, 2017	$9,336
On October 31, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 15—Subsequent Events).
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
Restricted Share Units (“RSUs”)
During the nine months ended September 30, 2017, the Company granted 797,386 RSUs, including 691,502 RSUs as part of its annual grant program. The RSUs vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. RSUs accrue

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price, and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. In line with the Company’s accounting policy, the compensation costs related to RSUs are expensed on a straight-line basis.
The table below presents the activity of the Company’s RSUs for the nine months ended September 30, 2017:
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	1,395,307	$13.84
Granted at fair market value	797,386	$12.44
Vested(1)	(428,962)	$13.79
Forfeited	(95,943)	$13.41
Balance as of September 30, 2017	1,667,788	$13.21

(1)
During the nine months ended September 30, 2017, the Company completed net share settlements of 161,121 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 50,541 of the vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

Performance Share Units (“PSUs”)
During the nine months ended September 30, 2017, the Company granted 1,733,484 PSUs, including 1,593,814 PSUs as part of its annual grant program. The PSUs cliff-vest at the end of approximately three years from the date of the grant, based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. For a portion of PSUs, the ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of all the outstanding PSUs that will ultimately vest will not exceed 200% of the original grant. PSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant, and such fair value is expensed over the vesting period of the approximately three-year performance period on a straight-line basis.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

The table below presents the activity of the Company’s PSUs for the nine months ended September 30, 2017:
(in dollars, except number of PSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2017	2,641,227	$15.52
Granted at fair market value	1,733,484	$12.99
Vested(1)	(80,000)	$13.96
Forfeited	(351,701)	$13.72
Balance as of September 30, 2017(2)	3,943,010	$14.60

(1)
During the nine months ended September 30, 2017, the Company completed net share settlements of 33,708 common shares in connection with employee taxable income created upon vesting of PSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(2)
Total estimated awards that will ultimately vest based on the Company’s forecasted performance against the pre-defined targets is expected to be 4,209,491 PSUs.

Stock Options
The table below presents the activity of the Company’s stock options for the nine months ended September 30, 2017:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of January 1, 2017	2,720,514	$13.58
Exercised	(33,362)	$13.23
Forfeited	(100,151)	$13.79
Expired	(34,347)	$14.79
Balance as of September 30, 2017	2,552,654	$13.56	7.09	$5,723
Exercisable as of September 30, 2017	997,482	$13.01	5.44	2,815
Expected to vest as of September 30, 2017	1,555,172	$13.91	8.15	2,908

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the three months ended September 30, 2017 and 2016 was $9 million and $6 million, respectively ($8 million and $5 million after tax for the three months ended September 30, 2017 and 2016, respectively). The total income tax benefit related to equity-based compensation expense was $1 million for each of the three months ended September 30, 2017 and 2016.
Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the nine months ended September 30, 2017 and 2016 was $24 million and $22 million, respectively ($22 million and $20 million after tax for the nine months ended September 30, 2017 and 2016, respectively). The total income tax benefit related to equity-based compensation expense was $2 million for each of the nine months ended September 30, 2017 and 2016.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Equity-Based Compensation (Continued)

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of September 30, 2017 will be approximately $50 million.
14. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands, except share data)	2017	2016	2017	2016
Numerator – Basic and Diluted Income per Share:
Net income attributable to the Company	$4,850	$20,838	$95,883	$22,592
Denominator – Basic Income per Share:
Weighted average common shares outstanding	124,469,069	123,920,699	124,303,716	123,821,339
Income per share – Basic	$0.04	$0.17	$0.77	$0.18
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share	124,469,069	123,920,699	124,303,716	123,821,339
Weighted average effect of dilutive securities
RSUs/PSUs	1,603,721	269,311	1,424,009	304,870
Stock Options	115,582	101,677	99,815	82,843
Weighted average common shares outstanding	126,188,372	124,291,687	125,827,540	124,209,052
Income per share – Diluted	$0.04	$0.17	$0.76	$0.18

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.
For the three and nine months ended September 30, 2017, the Company had 2.3 million and 2.4 million of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2016, the Company had 2.3 million and 2.0 million, respectively, of weighted-average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. These were excluded as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
15. Subsequent Events
On October 31, 2017, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the third quarter of 2017, which is payable on December 21, 2017 to shareholders of record on December 7, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2017 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the nine months ended September 30, 2017, Air, Beyond Air and Technology Services represented approximately 70%, 25% and 5%, respectively, of our net revenue.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the nine months ended September 30, 2017, eNett generated net revenue of $139 million, representing an approximately 23% increase compared to the nine months ended September 30, 2016.
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
The table below sets forth our performance metrics:
(in $ thousands, except share data, Reported Segments and RevPas)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016		%	2017	2016		%
Net revenue	$610,842	$590,756	$20,086	3	$1,873,712	$1,805,924	$67,788	4
Operating income	60,739	62,235	(1,496)	(2)	233,459	179,863	53,596	30
Net income	4,681	21,404	(16,723)	(78)	94,910	24,156	70,754	*
Income per share – diluted (in $)	0.04	0.17	(0.13)	(77)	0.76	0.18	0.58	*
Adjusted EBITDA(1)	136,437	150,432	(13,995)	(9)	451,996	443,585	8,411	2
Adjusted Operating Income(2)	76,392	87,757	(11,365)	(13)	268,465	267,017	1,448	1
Adjusted Net Income(3)	22,671	40,995	(18,324)	(45)	137,034	126,237	10,797	9
Adjusted Income per Share – diluted(4) (in $)	0.18	0.33	(0.15)	(46)	1.09	1.02	0.07	7
Net cash provided by operating activities	95,735	110,926	(15,191)	(14)	274,342	213,858	60,484	28
Free Cash Flow(5)	63,372	85,781	(22,409)	(26)	195,150	143,728	51,422	36
Reported Segments (in thousands)	85,397	83,945	1,452	2	264,975	260,725	4,250	2
Travel Commerce Platform RevPas (in $)	$6.86	$6.67	$0.19	3	$6.76	$6.57	$0.19	3

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

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands)	2017	2016	2017	2016
Net income	$4,681	$21,404	$94,910	$24,156
Adjustments:
Amortization of intangible assets(1)	10,165	11,838	30,688	36,693
Gain on sale of a subsidiary	—	—	(1,217)	—
Loss on early extinguishment of debt	4,682	955	4,682	3,626
Equity-based compensation and related taxes	8,676	5,383	24,355	21,307
Corporate and restructuring costs(2)	4,217	7,152	14,897	21,431
Impairment of long-lived assets(3)	—	499	685	4,586
Other – non cash(4)	(9,285)	(3,741)	(34,498)	20,608
Tax impact of adjustments(5)	(465)	(2,495)	2,532	(6,170)
Adjusted Net Income	22,671	40,995	137,034	126,237
Adjustments:
Interest expense, net(6)	30,673	34,204	90,890	112,350
Remaining provision for income taxes	23,048	12,558	40,541	28,430
Adjusted Operating Income	76,392	87,757	268,465	267,017
Adjustments:
Depreciation and amortization of property and equipment	40,149	41,743	126,183	121,375
Amortization of customer loyalty payments	19,896	20,932	57,348	55,193
Adjusted EBITDA	$136,437	$150,432	$451,996	$443,585

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

(3)
Impairment of long-lived assets relates to property and equipment.

(4)
Other—non cash includes (i) unrealized (gains) losses on foreign currency derivative contracts of  $(7) million and $1 million for the three months ended September 30, 2017 and 2016, respectively, and $(27) million and $3 million for the nine months ended September 30, 2017 and 2016, respectively, (ii) unrealized (gain) loss on interest rate derivative contracts of $(2) million and $(4) million for the three months ended September 30, 2017 and 2016, respectively, and $1 million and $17 million for the nine months ended September 30, 2017 and 2016, respectively, (iii) $8 million related to revenue deferred in previous years for the nine months ended September 30, 2017 and (iv) other gains of $1 million for the nine months ended September 30, 2017.

(5)
Tax impact of adjustments primarily relates to the gain on sale of a subsidiary, equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose.

(6)
Interest expense, net, excludes the impact of unrealized (gain) loss on interest rate derivative contracts of  $(2) million and $(4) million for the three months ended September 30, 2017 and 2016, respectively, and $1 million and $17 million for the nine months ended September 30, 2017 and 2016, respectively, which is included within “Other—non cash.”

The following table provides a reconciliation of income per share—diluted to Adjusted Income per Share—diluted:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income per share – diluted	$0.04	$0.17	$0.76	$0.18
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.14	0.16	0.33	0.84
Adjusted Income per Share – diluted	$0.18	$0.33	$1.09	$1.02

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
For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
(in percentages)	2017	2016
Asia Pacific	24	23
Europe	32	32
Latin America and Canada	5	5
Middle East and Africa	13	13
International	74	73
United States	26	27
Travel Commerce Platform	100	100

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
Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 37,000 car rental locations, approximately 40 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 68,000 travel agency locations representing approximately 232,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the nine months ended September 30, 2017.
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

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$610,842	$590,756	$20,086	3
Costs and expenses
Cost of revenue	388,027	351,534	36,493	10
Selling, general and administrative	111,762	123,406	(11,644)	(9)
Depreciation and amortization	50,314	53,581	(3,267)	(6)
Total costs and expenses	550,103	528,521	21,582	4
Operating income	60,739	62,235	(1,496)	(2)
Interest expense, net	(28,793)	(29,813)	1,020	3
Loss on early extinguishment of debt	(4,682)	(955)	(3,727)	*
Income before income taxes	27,264	31,467	(4,203)	(13)
Provision for income taxes	(22,583)	(10,063)	(12,520)	(124)
Net income	$4,681	$21,404	$(16,723)	(78)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Air	$417,371	$407,926	$9,445	2
Beyond Air	168,782	151,857	16,925	11
Travel Commerce Platform	586,153	559,783	26,370	5
Technology Services	24,689	30,973	(6,284)	(20)
Net revenue	$610,842	$590,756	$20,086	3

During the three months ended September 30, 2017, net revenue increased by $20 million, or 3%, compared to the three months ended September 30, 2016. This increase was due to an increase in Travel Commerce Platform revenue of $26 million, or 5%, offset by a decrease in Technology Services revenue of $6 million, or 20%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended September 30,		Change
	2017	2016		%
Travel Commerce Platform RevPas (in $)	$6.86	$6.67	$0.19	3
Reported Segments (in thousands)	85,397	83,945	1,452	2
The increase in Travel Commerce Platform revenue of $26 million, or 5%, was due to a $9 million, or 2%, increase in Air revenue and a $17 million, or 11%, increase in Beyond Air revenue. Overall, there was a 3% increase in Travel Commerce Platform RevPas and a 2% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of the transactions processed on our Travel Commerce Platform increased to $21.4 billion for the three months ended September 30, 2017 from $19.9 billion for the three months ended September 30, 2016 primarily due to an increase in the value and volume in payment solutions and an increase in International Reported Segments. Our percentage of Air segment revenue from away bookings increased to 67% from 66%. Our hospitality segments per 100 airline tickets issued decreased to 48 from 49. Our hotel room nights and car rental days sold grew by 4% and 16%, respectively, and were 18 million and 30 million, respectively, for the three months ended September 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$145,008	$129,309	$15,699	12
Europe	185,801	180,746	5,055	3
Latin America and Canada	27,563	26,336	1,227	5
Middle East and Africa	77,494	72,833	4,661	6
International	435,866	409,224	26,642	7
United States	150,287	150,559	(272)	—
Travel Commerce Platform	$586,153	$559,783	$26,370	5

The table below sets forth Reported Segments and RevPas by region:
	Reported Segments (in thousands)				RevPas (in $)
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2017	2016		%	2017	2016	$	%
Asia Pacific	17,807	16,735	1,072	6	$8.14	$7.73	$0.41	5
Europe	20,117	19,588	529	3	$9.24	$9.23	$0.01	—
Latin America and Canada	4,706	4,279	427	10	$5.86	$6.16	$(0.30)	(5)
Middle East and Africa	9,354	9,243	111	1	$8.28	$7.88	$0.40	5
International	51,984	49,845	2,139	4	$8.38	$8.21	$0.17	2
United States	33,413	34,100	(687)	(2)	$4.50	$4.41	$0.09	2
Travel Commerce Platform	85,397	83,945	1,452	2	$6.86	$6.67	$0.19	3

International
Our International Travel Commerce Platform revenue increased $27 million, or 7%, due to a 2% increase in RevPas and a 4% increase in Reported Segments. The increase in RevPas was primarily a result of growth in our Beyond Air offerings. The increase in Air revenue was mainly due to the increase in Reported Segments. The increase in Beyond Air revenue was primarily driven by growth in payment solutions and hospitality and advertising. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 74% for the three months ended September 30, 2017 compared to 73% for the three months ended September 30, 2016.
Asia Pacific
Revenue in Asia Pacific increased $16 million, or 12%, due to a 6% increase in Reported Segments and a 5% increase in RevPas. Reported Segments increased primarily due to growth in India, Indonesia and Hong Kong partially offset by a decline in Australia. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air.
Europe
Revenue in Europe increased $5 million, or 3%, due to a 3% increase in Reported Segments with RevPas remaining stable. Reported Segments increased mainly due to growth in Russia and Netherlands partially offset by a decline in the United Kingdom.

Latin America and Canada
Revenue in Latin America and Canada increased marginally by $1 million, or 5%.
Middle East and Africa
Revenue in the Middle East and Africa increased $5 million, or 6%, due to a 5% increase in RevPas and a 1% increase in Reported Segments.
United States
Revenue in the United States remained stable. The increase in RevPas of 2% was offset by a 2% decrease in Reported Segments.
Technology Services
Technology Services revenue decreased $6 million, or 20%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$306,971	$273,702	$33,269	12
Technology costs	81,056	77,832	3,224	4
Cost of revenue	$388,027	$351,534	$36,493	10

Cost of revenue increased by $36 million, or 10%, as a result of a $33 million, or 12%, increase in commission costs and a $3 million, or 4%, increase in technology costs. The increase in commissions was due to a 2% increase in Reported Segments, an 8% increase in travel distribution costs per segment driven by mix, pricing and higher volume related incentives along with incremental costs from our payment solutions business. Commissions include amortization of customer loyalty payments of  $18 million and $21 million for the three months ended September 30, 2017 and 2016, respectively. Technology costs across the shared infrastructure, that runs our Travel Commerce Platform and Technology Services, increased primarily due to higher investments in technology, partially offset by reduced costs resulting from the sale of IGTS in April 2017.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$91,405	$88,276	$3,129	4
Non-workforce	14,869	21,446	(6,577)	(31)
Sub-total	106,274	109,722	(3,448)	(3)
Non-core corporate costs	5,488	13,684	(8,196)	(60)
SG&A	$111,762	$123,406	$(11,644)	(9)

SG&A expenses decreased by $12 million, or 9%, during the three months ended September 30, 2017 compared to September 30, 2016. SG&A expenses include $5 million and $14 million of charges for the three months ended September 30, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 decreased by $3 million, or 3%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $3 million, or 4%, primarily due to an increase in headcount and merit increases, partially offset by lower employee incentive costs. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $7 million, or 31%, primarily due to realized foreign exchange gains in 2017 compared with realized foreign exchange losses in 2016.
Non-core corporate costs of $5 million and $14 million for the three months ended September 30, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of $8 million is primarily due to an $8 million favorable movement in the fair value of unrealized foreign currency derivative contracts and a $3 million decrease in corporate and restructuring costs, offset by a $3 million increase in equity-based compensation expense.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$40,149	$41,743	$(1,594)	(4)
Amortization of acquired intangible assets	10,165	11,838	(1,673)	(14)
Total depreciation and amortization	$50,314	$53,581	$(3,267)	(6)

Total depreciation and amortization decreased by $3 million, or 6%. Depreciation on property and equipment decreased by $2 million, or 4%. Amortization of acquired intangible assets decreased by $2 million, or 14%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.
Interest Expense, Net
Interest expense, net, decreased by $1 million, or 3%, primarily due to (i) a $5 million decrease related to lower interest rates on the term loans outstanding under our senior secured credit agreement, (ii) a $1 million decrease related to our reduced outstanding debt balance, offset by (iii) a $3 million unfavorable impact of fair value changes on our interest rate swap derivative contracts and (iv) a $3 million cost incurred relating to amendments to our senior secured credit agreement in 2017.
Loss on Early Extinguishment of Debt
During the three months ended September 30, 2017, we amended our senior secured credit agreement twice under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our term loans by 50 basis points. In connection with these amendments, certain lenders were replaced by new lenders for the revolving credit facility and certain term loan lenders were repaid partially or in full. Further, during this period, we voluntarily prepaid an additional $50 million principal amount of the term loans outstanding under our senior secured credit agreement. These transactions resulted in a recognition of  $5 million of loss on early extinguishment of debt.
In September 2016, we voluntarily prepaid $50 million principal amount of the term loans outstanding under our senior secured credit agreement, resulting in a $1 million loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions (iv) certain income or gains which are not subject to tax and (v) the impact of return- to-provision adjustments.
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
We regularly assess our ability to realize deferred tax assets. As of September 30, 2017, our estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with our current year U.S. ordinary income. However, we have maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$1,873,712	$1,805,924	$67,788	4
Costs and expenses
Cost of revenue	1,144,572	1,090,816	53,756	5
Selling, general and administrative	338,810	377,177	(38,367)	(10)
Depreciation and amortization	156,871	158,068	(1,197)	(1)
Total costs and expenses	1,640,253	1,626,061	14,192	1
Operating income	233,459	179,863	53,596	30
Interest expense, net	(92,011)	(129,821)	37,810	29
Gain on sale of a subsidiary	1,217	—	1,217	*
Loss on early extinguishment of debt	(4,682)	(3,626)	(1,056)	(29)
Income before income taxes	137,983	46,416	91,567	197
Provision for income taxes	(43,073)	(22,260)	(20,813)	(93)
Net income	$94,910	$24,156	$70,754	*

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Air	$1,315,500	$1,277,671	$37,829	3
Beyond Air	476,474	435,056	41,418	10
Travel Commerce Platform	1,791,974	1,712,727	79,247	5
Technology Services	81,738	93,197	(11,459)	(12)
Net revenue	$1,873,712	$1,805,924	$67,788	4

During the nine months ended September 30, 2017, net revenue increased by $68 million, or 4%, compared to the nine months ended September 30, 2016. This increase was due to an increase in Travel Commerce Platform revenue of $79 million, or 5%, offset by a decrease in Technology Services revenue of $11 million, or 12%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Nine Months Ended September 30,		Change
	2017	2016		%
Travel Commerce Platform RevPas (in $)	$6.76	$6.57	$0.19	3
Reported Segments (in thousands)	264,975	260,725	4,250	2
The increase in Travel Commerce Platform revenue of $79 million, or 5%, was due to a $38 million, or 3%, increase in Air revenue and a $41 million, or 10%, increase in Beyond Air revenue. Overall, there was a 3% increase in Travel Commerce Platform RevPas and a 2% increase in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of the transactions processed on our Travel Commerce Platform increased to $63.1 billion for the nine months ended September 30, 2017 from $60.8 billion for the nine months ended September 30, 2016 primarily due to an increase in the value and volume of transactions in payment solutions and an increase in International Reported Segments. Our percentage of Air segment revenue from away bookings remained stable at 67%. Our hospitality segments per 100 airline tickets issued decreased to 46 from 47. Our hotel room nights and car rental days sold grew by 3% and 12%, respectively, and were 51 million and 81 million, respectively, for the nine months ended September 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$437,748	$388,330	$49,418	13
Europe	568,811	558,303	10,508	2
Latin America and Canada	83,919	82,617	1,302	2
Middle East and Africa	238,959	223,629	15,330	7
International	1,329,437	1,252,879	76,558	6
United States	462,537	459,848	2,689	1
Travel Commerce Platform	$1,791,974	$1,712,727	$79,247	5

The table below sets forth Reported Segments and RevPas by region:
	Reported Segments (in thousands)				RevPas (in $)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016		%	2017	2016	$	%
Asia Pacific	54,712	50,733	3,979	8	$8.00	$7.65	$0.35	5
Europe	63,478	63,282	196	—	$8.96	$8.82	$0.14	2
Latin America and Canada	13,862	13,353	509	4	$6.05	$6.19	$(0.14)	(2)
Middle East and Africa	28,271	28,876	(605)	(2)	$8.45	$7.74	$0.71	9
International	160,323	156,244	4,079	3	$8.29	$8.02	$0.27	3
United States	104,652	104,481	171	—	$4.42	$4.40	$0.02	—
Travel Commerce Platform	264,975	260,725	4,250	2	$6.76	$6.57	$0.19	3

International
Our International Travel Commerce Platform revenue increased $77 million, or 6%, due to a 3% increase in both RevPas and Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air revenue was mainly due to the increase in Reported Segments, improved pricing and a $9 million recognition of revenue deferred in previous years, partially offset by a decline due to mix. The increase in Beyond Air revenue was primarily driven by growth in payment solutions, hospitality and advertising and digital services. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 74% for the nine months ended September 30, 2017 compared to 73% for the nine months ended September 30, 2016.
Asia Pacific
Revenue in Asia Pacific increased $49 million, or 13%, due to an 8% increase in Reported Segments and a 5% increase in RevPas. Reported Segments increased primarily due to growth in India, Hong Kong and Australia. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air.
Europe
Revenue in Europe increased $11 million, or 2%, primarily due to a 2% increase in RevPas with Reported Segments remaining stable. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air.
Latin America and Canada
Revenue in Latin America and Canada increased marginally by $1 million, or 2%.
Middle East and Africa
Revenue in the Middle East and Africa increased $15 million, or 7%, due to a 9% increase in RevPas offset by a 2% decrease in Reported Segments. The increase in RevPas was mainly due to a $9 million recognition of revenue deferred in previous years and growth in payment solutions in Beyond Air.
United States
Revenue in the United States increased $3 million, or 1%, due to an increase in Beyond Air revenue, driven by growth in hospitality and advertising, partially offset by lower Air revenue.
Technology Services
Technology Services revenue decreased $11 million, or 12%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$899,224	$848,458	$50,766	6
Technology costs	245,348	242,358	2,990	1
Cost of revenue	$1,144,572	$1,090,816	$53,756	5

Cost of revenue increased by $54 million, or 5%, as a result of a $51 million, or 6%, increase in commission costs and $3 million, or 1%, increase in technology costs. Commissions increased due to a 2% increase in Reported Segments, a 3% increase in travel distribution costs per segment and incremental commission costs from our payment solutions business. The increase in travel distribution costs per segment was driven by mix pricing and higher volume related incentives; offset by our acquisition of our distributor in Japan and the positive impact of an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent recorded during the nine months ended September 30, 2016. Commissions include amortization of customer loyalty payments of  $53 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $3 million, or 1%, due to higher investments in technology, partially offset by reduced costs resulting from the sale of IGTS in April 2017.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$270,237	$261,371	$8,866	3
Non-workforce	56,644	65,345	(8,701)	(13)
Sub-total	326,881	326,716	165	—
Non-core corporate costs	11,929	50,461	(38,532)	(76)
SG&A	$338,810	$377,177	$(38,368)	(10)

SG&A expenses decreased by $38 million, or 10%, during the nine months ended September 30, 2017 compared to September 30, 2016. SG&A expenses include $12 million and $50 million of charges for the nine months ended September 30, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the nine months ended September 30, 2017 remained stable. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $9 million, or 3%, primarily due to an increase in headcount and merit increases, partially offset by lower employee incentive costs and favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $9 million, or 13%, primarily due to lower realized foreign exchange losses in 2017.
Non-core corporate costs of $12 million and $50 million for the nine months ended September 30, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of  $39 million is primarily due to a $30 million favorable movement in the fair value of unrealized foreign currency derivative contracts, a $7 million decrease in corporate and restructuring costs and a $4 million decrease in impairment on property and equipment, offset by $3 million increase in equity based compensation expense.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$126,183	$121,375	$4,808	4
Amortization of acquired intangible assets	30,688	36,693	(6,005)	(16)
Total depreciation and amortization	$156,871	$158,068	$(1,197)	(1)

Total depreciation and amortization decreased by $1 million, or 1%. Depreciation on property and equipment increased by $5 million, or 4%, due to additional assets being depreciated upon their transfer from construction in progress to capitalized software. Amortization of acquired intangible assets decreased by $6 million, or 16%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net
Interest expense, net, decreased by $38 million, or 29%, primarily due to (i) an $18 million decrease related to lower interest rates on the term loans outstanding under our senior secured credit agreement, (ii) a $16 million favorable impact of fair value changes on our interest rate swaps and (iii) a $3 million decrease related to our reduced outstanding debt balance.
Gain on Sale of a Subsidiary
In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of  $18 million and have recorded a gain on the sale of such subsidiary of  $1 million.
Loss on Early Extinguishment of Debt
During the third quarter of 2017, we amended our senior secured credit agreement twice under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our term loans by 50 basis points. In connection with these amendments, certain lenders were replaced by new lenders for the revolving credit facility and certain term loan lenders were repaid partially or in full. Further, during this period, we voluntarily prepaid an additional $50 million principal amount of the term loans outstanding under our senior secured credit agreement. These transactions resulted in a recognition of  $5 million of loss on early extinguishment of debt.
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
Provision for Income Taxes
Our tax provision differs from the expected provision amount calculated at the U.S. Federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions (iv) certain income or gains which are not subject to tax and (v) the impact of return-to- provision adjustments.
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
We regularly assess our ability to realize deferred tax assets. As of September 30, 2017, our estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with our current year U.S. ordinary income. However, we have maintained a full valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.

Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of September 30, 2017, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	September 30, 2017
Cash and cash equivalents	$204,646
Revolving credit facility availability	141,558
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
The table below sets forth our working capital as of September 30, 2017 and December 31, 2016, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
(in $ thousands)	Asset (Liability)		Change
	September 30, 2017	December 31, 2016
Accounts receivable, net	$252,661	$218,224	$34,437
Accrued commissions and incentives	(344,852)	(267,488)	(77,364)
Deferred revenue and prepaid incentives, net	(34,983)	(32,741)	(2,242)
Cash and cash equivalents	204,646	139,938	64,708
Accounts payable and employee related	(142,418)	(144,657)	2,239
Accrued interest	(15,490)	(15,215)	(275)
Current portion of long-term debt	(63,552)	(63,558)	6
Taxes	(6,980)	9,618	(16,598)
Other assets (liabilities), net	19,077	(3,207)	22,284
Working Capital	$(131,891)	$(159,086)	$27,195
Consolidated Condensed Balance Sheets:
Total current assets	$564,848	$442,251	$122,597
Total current liabilities	(696,739)	(601,337)	(95,402)
Working Capital	$(131,891)	$(159,086)	$27,195

As of September 30, 2017, we had a working capital net liability of    $132 million, compared to $159 million as of December 31, 2016. The decrease of  $27 million is primarily due to a $65 million increase in cash and cash equivalents as discussed in “—Cash Flows” below, a $34 million increase in accounts receivable, net, and a $22 million increase in other assets (liabilities), net, partially offset by a $77 million increase in accrued commissions and incentives and a $17 million increase in taxes.
As our business grows and our revenue and corresponding commissions and incentive expenses increase, our receivables and accruals increase.

The table below sets forth information on our accounts receivable:
	September 30, 2017	December 31, 2016	Change
Accounts receivable, net (in $ thousands)	$252,661	$218,224	$34,437
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	39	(1)
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the nine months ended September 30, 2017, Air revenue accounted for approximately 70% of our revenue; however, only 46% of our outstanding receivables related to customers using ACH as of September 30, 2017. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 38 DSO as of September 30, 2017, as compared to 39 DSO as of December 31, 2016. The growth in Air revenue, in the month of September 2017 compared to December 2016, contributed to the increase in our accounts receivables, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $34 million from December 31, 2016 to September 30, 2017, and our accrued commissions and incentives increased by $77 million from December 31, 2016 to September 30, 2017, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peak during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,		Change
(in $ thousands)	2017	2016	$
Cash provided by (used in):
Operating activities	$274,342	$213,858	$60,484
Investing activities	(82,625)	(85,139)	2,514
Financing activities	(128,052)	(144,912)	16,860
Effect of exchange rate changes	1,043	(248)	1,291
Net increase (decrease) in cash and cash equivalents	$64,708	$(16,441)	$81,149

As of September 30, 2017, we had $205 million of cash and cash equivalents, an increase of  $65 million compared to December 31, 2016. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Operating activities. For the nine months ended September 30, 2017, cash provided by operating activities was $274 million compared to $214 million for the nine months ended September 30, 2016. The increase of  $60 million is primarily a result of the increase in operating income, the positive impact from fluctuations in working capital, lower cash interest payments and lower customer loyalty payments.
Investing activities. During the nine months ended September 30, 2017, cash used in investing activities of  $83 million was primarily due to $79 million cash used in the purchase of property and equipment and a $3 million net cash outflow related to the sale of IGTS. During the nine months ended September 30, 2016, cash used in investing activities of  $85 million was primarily due to $70 million cash used in the purchase of property and equipment and $15 million net cash consideration paid for a business acquisition of our distributor in Japan.

Our investing activities for the nine months ended September 30, 2017 and 2016 include:
	Nine Months Ended September 30,
(in $ thousands)	2017	2016
Cash additions to software developed for internal use	$62,256	$56,297
Cash additions to computer equipment and other	16,936	13,833
Total	$79,192	$70,130

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
Our Capital Expenditures, which we view to include cash additions to our property and equipment and repayment of capital lease and other indebtedness, were $109 million and $104 million for the nine months ended September 30, 2017 and 2016, respectively.
Financing activities. Cash used in financing activities for the nine months ended September 30, 2017 was $128 million, which primarily consisted of  (i) $68 million of term loans net repayments, (ii) $30 million of capital lease and other indebtedness repayments and (iii) $28 million in dividend payments to shareholders. The cash used in financing activities for the nine months ended September 30, 2016 was $145 million, which consisted of  (i) $68 million of term loans net repayments (ii) $34 million of capital lease and other indebtedness repayments, (iii) $28 million in dividend payments to shareholders, (iv) an $8 million purchase of non-controlling interest in Locomote and (v) an $8 million payment to lenders on repricing and debt finance costs.
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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:
	Nine Months Ended September 30,
(in $ thousands)	2017	2016
Net cash provided by operating activities	$274,342	$213,858
Less: capital expenditures on property and equipment additions	(79,192)	(70,130)
Free Cash Flow	$195,150	$143,728

Financing Arrangements
As of September 30, 2017, our financing arrangements include our senior secured credit facilities and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of September 30, 2017 and December 31, 2016:
(in $ thousands)	Interest Rate	Maturity	September 30, 2017	December 31, 2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+2.75%	September 2021	$2,177,415	$2,236,157
Revolver borrowings
Dollar denominated(1)(2)	L+2.50%	September 2022	—	—
Capital leases and other indebtedness			97,148	108,611
Total debt			2,274,563	2,344,768
Less: cash and cash equivalents			(204,646)	(139,938)
Net Debt(3)			$2,069,917	$2,204,830

(1)
As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively. Further, as of September 30, 2017 and December 31, 2016, the principal amounts of term loans were $2,210 million (with a minimum LIBOR floor of 0.00%) and $2,278 million (with a minimum LIBOR floor of 1.00%), respectively, which is netted for unamortized debt finance costs of $14 million and $18 million, respectively, and unamortized debt discount of $18 million and $23 million, respectively.

(2)
The maturity date of the revolving credit facility of September 2, 2022 automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022.

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

In September 2017, we made a voluntary prepayment of  $50 million principal amount of our term loans outstanding under our senior secured credit agreement. Pursuant to this prepayment, we recognized $1 million as a loss on early extinguishment of debt. As a result of this voluntary prepayment of $50 million, we are not contractually required to repay quarterly installments of the term loans until its maturity. However, we have classified a portion of the term loans as a current portion of long-term debt as we intend and are able to make additional voluntary prepayments of the term loans from cash flows from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.

In January 2017, we entered into an amendment to our senior secured credit agreement, which amended the applicable rates to 2.25% per annum, in the case of base rate (as defined in the senior secured credit agreement) term loans, and 3.25% per annum, in the case of LIBOR term loans. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. In August 2017, we entered into a further amendment to our senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, LIBOR plus 2.75% or base rate plus 1.75%. We expect to pay interest based on LIBOR plus 2.75% for the term loans. During the nine months ended September 30, 2017, the average LIBOR rate applied to the term loans was 1.13%. In connection with the repricing, certain lenders contributed $114 million towards the term loans and an amount equal to that was paid to the lenders who opted to exit or reduce their participation. As a result, we recognized a loss on early extinguishment of debt of  $4 million.
During the nine months ended September 30, 2017, we (i) repaid a net amount of  $68 million of term loans outstanding under our senior secured credit agreement, (ii) amortized $4 million of debt finance costs and $4 million of debt discount and (iii) repaid $30 million under our capital lease obligations and other indebtedness and entered into $18 million of new capital leases for information technology assets.
Under our senior secured credit agreement, we had a $125 million revolving credit facility with a consortium of banks, which contained a letter of credit sub-limit up to a maximum of  $50 million. In July 2017, we entered into an amendment to our senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022), (ii) increased the revolving credit facility by $25 million to $150 million and (iii) reduced the interest rate on revolver borrowings to LIBOR plus 2.50% from LIBOR plus 5.00% as of December 31, 2016. In connection with this amendment, we incurred additional lender fees and third party costs of  $1 million which have been capitalized and will be amortized over the term of the revolving credit facility. As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of $142 million remaining.
The senior secured credit agreement also permits the issuance of certain cash collateralized letters of credit, in addition to those that can be issued under the revolving credit facility, whereby 103% of cash collateral has to be maintained for outstanding letters of credit. As of September 30, 2017, there were no outstanding cash collateralized letters of credit.
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

As of September 30, 2017, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 3.72 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.
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
Our primary interest rate exposure as of September 30, 2017 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on our $2,210 million principal amount of term loans is currently charged at LIBOR plus 2.75% under our senior secured credit agreement. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of September 30, 2017, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:
Notional Amount ($ in thousands)	Period	Average Interest Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
100,000	February 2020 to February 2021	2.0760%
During the nine months ended September 30, 2017, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments were $3 million and $17 million for the nine months ended September 30, 2017 and 2016, respectively.
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

During 2017, we used foreign currency derivative contracts to manage our exposure to foreign currency exchange rate risk. As of September 30, 2017, we had $267 million net notional amount of foreign currency contracts.
During the nine months ended September 30, 2017 and 2016, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $15 million and $(16) million for the nine months ended September 30, 2017 and 2016, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of September 30, 2017, our derivative contracts which hedge our interest rate and foreign currency exposure had a net asset position of $6 million and cover transactions for a period that do not exceed four years.
Contractual Obligations
In January 2017, we amended our senior secured credit agreement under which we reduced the applicable rate on our term loans from 4.00% as of December 31, 2016 to 3.25%. In August 2017, we further amended our senior secured credit agreement under which we reduced the applicable rate on our term loans from 3.25% to 2.75%. These transactions are expected to lower our annualized interest expense by approximately $28 million based on LIBOR rates and the principal balance of term loans outstanding as of September 30, 2017.
Other than as set forth above, as of September 30, 2017, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the nine months ended September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of September 30, 2017. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase in interest rates as of September 30, 2017, based on the outstanding floating rate debt balance would increase our annualized interest charge by $22 million, excluding the effect of fair value changes on our interest rate swaps. Further, a 100 basis point decrease in interest rates as of September 30, 2017, based on the outstanding floating rate debt balance would decrease our annualized interest charge by $22 million, excluding the effect of fair value changes on our interest rate swaps.
In order to protect against potential higher interest costs resulting from increases in LIBOR, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of September 30, 2017, a 100 basis point increase or decrease in interest rates would result in a credit or debit to interest expense of  $34 million, due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of September 30, 2017. We have determined, through the sensitivity analysis, the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or a credit of  $25 million, respectively, on our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2017 were approximately $112,000 and $79,000 respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: November 2, 2017	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: November 2, 2017	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document