Form 10-K
period 2017-12-31
Travelport Worldwide LTD
filed 2018-02-20
CIK 1424755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the Registrant’s common shares held by non-affiliates was $1,691,635,080 based on the closing pricing of its common shares on the New York Stock Exchange. Solely for the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be “affiliates” of the Registrant. As of February 16, 2018, there were 125,414,115 shares of the Registrant’s common shares, par value $0.0025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on June 27, 2018 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10-K to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, pandemics, general economic conditions, natural disasters and other disruptions;

•	our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams;

•	the impact on travel provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as payment and mobile solutions;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies, particularly in the U.S. dollar, and the economic conditions in the eurozone;

•	the impact on business conditions worldwide as a result of political decisions, including the United Kingdom’s (“U.K.”) decision to leave the European Union (“E.U.”);

•	pricing, regulatory and other trends in the travel industry;

•	the impact our outstanding indebtedness may have on the way we operate our business;

•	our ability to achieve expected cost savings from our efforts to improve operational and technological efficiency, including through our consolidation of multiple technology vendors and locations and the centralization of activities; and

•	maintenance and protection of our information technology (“IT”) and intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

Travelport is the technology company that makes the experience of buying and managing travel continually better. We operate a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in a proprietary business-to-business (B2B) travel platform. Our travel buyers include travel agencies, including online travel agencies (“OTAs”), travel management companies (“TMCs”) and corporations. We have a focused strategy to enrich and broaden our content capabilities. We have a leadership position in airline merchandising with over 250 airlines fully implemented with high value-add merchandising capabilities out of a total airline roster of approximately 400 airlines. We lead in low cost carrier (“LCC”) content with approximately 125 LCCs connected to our Travel Commerce Platform. Additionally, we believe we are one of the largest third-party distributors of hotel room nights globally and complement this with a strong focus on car rental, rail, tour operators and cruise-lines. We have a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. In addition, we leveraged our domain expertise in the travel industry to design a unique and pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Our leading B2B payments business experienced 29% annual growth in 2017. We also provide critical IT services to airlines such as shopping, ticketing, departure control, business intelligence and other solutions enabling them to focus on their core business competencies and reduce costs.

We operate at significant scale with approximately $83 billion of travel spending processed in 2017. With the rise of mobile and meta-search intermediaries, more than 2 trillion messages passed over our networks in 2017, with an average of over 7 billion air shopping requests per month. Our data center uses over 20,000 physical and virtual servers, with a current total storage capacity of approximately 16 petabytes.

We have a broad geographic footprint in the travel distribution industry. In 2017, we generated $2,341 million in Travel Commerce Platform revenue, of which 74% is international (with 24% from Asia Pacific, 32% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa) and 26% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition not only to travel providers, travel agencies and corporations, but also to end travelers. We are well positioned to capture higher value business from travel providers operating in non-domestic, or ‘away’ markets, in addition to serving their domestic, or ‘home’ markets, which results in higher per transaction revenue for both us and the travel providers we serve. We operate in approximately 180 countries and territories through our extensive global network of approximately 60 sales and marketing offices (“SMOs”) and a diverse workforce of over 4,000 full-time employees as of December 31, 2017.

As customer needs and technologies evolve, we continue to invest in our Travel Commerce Platform, developing new solutions to better serve the industry. We have led innovation in electronic distribution and merchandising of airline core and ancillary products and extensively diversified our offerings to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry through our Travel Commerce Platform. Comprised of Air and Beyond Air, our Travel Commerce Platform provides distribution and merchandising solutions for airline, hotel, car rental, rail, cruise-line and tour operators, B2B travel payment solutions, digital services, advertising and an array of additional platform services. We have acquired expertise in and are deploying machine learning, artificial intelligence and other leading-edge technology to support our customers. Our advanced search technology aggregates global travel content, filters it through sophisticated search algorithms and presents results via application programming interfaces (“APIs”) and in an online travel world via efficient workflow for travel agencies in the offline mobile travel world, enabling travel agencies to create and modify multi-content, modular and complex itineraries, issue travel documents, process millions of booking transactions and invoices and transfer secure, cost-effective and automated payments, all on a graphically rich, single user interface. We have invested in our infrastructure and conveyance mechanisms, including APIs and our point of sale (“POS”) interface, to make them easier to code to, lighter to use in terms of system processing for our customers and able to handle personalization. The significant growth of OTAs and the online channel, through meta-searches, the proliferation of mobile devices and consumerization has driven continued growth in the volume of searches and shopping transactions processed by our platform. Since 2015, we have seen a 4 times average increase in shopping requests coming onto our platform. We have effectively seen shopping requests double every 18 months, and we expect this trend to continue for the foreseeable future. Our focused strategy in search technology ensures we are positioned to manage the continued growth in the industry within our existing operating cost structure.

Our focus on enhancing our platform’s performance, including speed of search, is not just about price and speed, but also relevance and bookability of search results, including branded fares and ancillaries. By leveraging cloud, machine learning, mobile-enabled APIs and data and analytics, we can ensure insights are available and translated into personalized and smarter responses for the customer. For Air, we have transformed beyond the traditional global distribution system (“GDS”) concept, which had very limited ancillary sales capabilities, into an open platform with extensible markup language (“XML”) connectivity and a graphically rich, single user interface to enable marketing and sales of not only full air content, but also full ancillary content. We are a leader in the field of airline distribution being the first GDS supplier to acquire the International Air Transport Association’s (“IATA”) highest certification for its new distribution capability technology (“IATA NDC”). For Beyond Air, in addition to chain hotel content, we have added independent hotel inventory, previously rarely booked through the intermediary channel, to a global network of travel agencies through our meta-search technology, which combines search results from multiple sources and have given hotels the ability to display their full range of rates and packages in a one-stop booking portal. By investing in robotics and artificial intelligence, we help our customers engage in more “no touch” booking processes to address the changing needs of the traveler and drive business efficiencies automation. Our digital strategy and value propositions focus on improving the end-to-end customer experience through the provision of innovative digital travel solutions to all of our customers, including through Travelport Locomote’s corporate travel platform and our mobile travel solutions for airlines, hotels, TMCs, and travel agencies with Travelport Fusion and Travelport Trip Assist. Our Travel Commerce Platform creates synergies and network efficiencies that facilitate revenue growth across the travel value chain. The chart below demonstrates the ways in which our Travel Commerce Platform identified, addressed and redefined key elements of the travel value chain that are fully or partially unaddressed by traditional GDS providers:

Our Travel Commerce Platform Addresses the Evolving Needs of Our Industry

Our next generation Travel Commerce Platform focuses on the trends, inefficiencies and unmet needs of all components of the travel value, including innovative mobile engagement solutions and digital offerings.

We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. We distribute ancillaries for over 100 airlines. In addition, we secure content from numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 38,000 car rental locations, approximately 50 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide, which in turn serve millions of end consumers globally. In 2017, we handled over 340 million segments sold by travel agencies and sold over 68 million hotel room nights and over 105 million car rental days. Our Travel Commerce Platform provides real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. Our access to business travelers, merchandising capabilities and ability to process complex itineraries attracted and allowed for the full integration of several fast-growing LCCs, such as AirAsia, easyJet, IndiGo and Ryanair, into our Travel Commerce Platform.

Through eNett International (Jersey) Limited (“eNett”), our majority-owned subsidiary and an early adopter in automated payments, we redefined how travel agencies pay travel providers. When a consumer purchases an itinerary through a travel agency, the consumer pays using a variety of mechanisms, including cash, direct debit and credit card. Generally, the consumer makes one payment for the entire itinerary of flights, hotels and ground services, such as transfers. The travel agency then remits the individual payments to each travel provider. eNett’s core offering is a payment solution that automatically generates unique Mastercard numbers used to process payments globally. Before eNett, travel payments were primarily settled in cash and exposed payers to risks of fraud, delays and costly reconciliations. The Virtual Account Number (“VAN”) solution is integrated into all of our POS systems and exclusively utilizes the Mastercard network pursuant to a long-term agreement. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry.

Through our digital solutions, we also provide innovative mobile engagement solutions for airlines, hotels, TMCs and travel agencies. Travelport Digital’s solutions are used worldwide to improve the end-to-end mobile travel experience and increase the value of customer interactions via sophisticated apps and mobile services across smartphones, tablets and wearables. In addition to industry-leading travel apps, Travelport Digital provides advanced mobile services, including real-time mobile messaging, day-of-travel solutions and ancillary upsell opportunities. Travelport Digital’s solutions also enable airlines and travel companies to create new revenue opportunities through ancillary upsell and improved conversion rates as a result of high-end design and more personalized experiences via mobile. Through Travelport Locomote, we have significantly strengthened our offering to both corporates and TMCs from an end-to-end customer experience perspective. Travelport Locomote is a corporate travel platform that empowers travel managers to drive change and achieve efficiencies. Travelport Locomote creates seamless experiences and integrated solutions from approval management to cost savings to duty of care. Customers control the entire travel program, enabling greater insight into travel expenditure. The Travelport Locomote platform uses Travelport’s Universal Profile, Universal Record, travel policy engine and our Travelport Universal API, from which it obtains real time access to our content, which includes LCCs and network carriers, airline ancillary products, car rental companies and the broad range of hotel properties and rates that we distribute. The platform has been further developed to enable easy integration of third-party, complementary applications that an individual corporation might want to add to its travel and/or authorization processes, including expense management, corporate booking tools and other add-on services, all within the same corporate user experience, workflow and data management capabilities.

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

We provide critical IT services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”) and run the system infrastructure for the Delta platform in our Atlanta data center under a long-term agreement. We refer to these solutions and services as “Technology Services.” In addition, until April 2017, we owned 51% of IGT Solutions Private Ltd. (“IGTS”), a technology development services provider based in Gurgaon, India that was used for both internal and external software development. We divested our 51% interest in IGTS in April 2017.

We have a recurring, primarily transaction-based, revenue model. We do not take airline, hotel or other inventory risk, and we are not directly exposed to fuel price volatility or labor unions like our travel providers. Our recurring, transaction-based revenue model is primarily driven by discrete travel events such as Air or Beyond Air segments booked rather than the price of the booking, meaning we benefit from an increase in total global travel without being exposed to price changes. However, our results, like others in our industry, are dependent upon various levels of travel activity, particularly air travel, as well as our ability to obtain travel provider inventories, our ability to maintain existing relationships with travel agencies and our ability to deliver desired products and services.

Our ability to offer broad, high-quality and multi-product content on a single user interface encourages those booking travel to purchase additional products and services beyond the original Air or Beyond segment. For example, for every 100 air tickets sold in 2017, 46 hospitality segments were sold. The merchandising of additional products and services increases our revenue per transaction, and, consequently, we measure performance primarily on the basis of increases in both Reported Segments and RevPas (including Air and Beyond Air segments). Our recurring, transaction-based revenue model combined with high-quality content availability (which encourages incremental services booked with each transaction), our investment in our distribution and payment solutions technology and digital services and our multi-year contracts with travel providers and travel agents enabled us to grow our RevPas in each of the last 20 quarters on a year-over-year basis. We increased our RevPas from $5.19 in the first quarter of 2012 to $7.08 in the fourth quarter of 2017.

Company History

On September 30, 2014, we completed our initial public offering, and our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “TVPT.”

We were incorporated in 2006 in Bermuda. Our principal executive offices are located at Axis One, Axis Park, Langley, Berkshire SL3 8AG, United Kingdom and our telephone number is +44-1753-288-000.

We continually explore, prepare for and evaluate possible transactions, including capital markets and debt transactions, acquisitions, divestitures, joint ventures and other arrangements, to ensure we have the most efficient and effective capital structure and/or to maximize the value of the enterprise. No assurance can be given with respect to the timing, likelihood or effect of any possible transactions.

Our Competitive Strengths

We believe that several aspects of our strategy fundamentally differentiate us from our competitors, including our focus on redefining travel distribution and commerce instead of investing in more capital and labor intensive airline and hospitality related IT solutions, our fast growing Beyond Air portfolio, including our automated B2B payments solution and digital services with large addressable markets, and our emphasis on a value-based partnership approach with travel providers that allows us to increase revenue and profitability per Reported Segment. The following attributes describe in further detail how we differentiate ourselves from our competitors.

Large and Structurally Growing Travel Market with Significant Exposure to Fast Growing Regions

The travel and tourism industry has shown continued strength as one of the world’s largest industries, contributing $7.6 trillion, or 10.2%, of the global GDP in 2016, according to The World Travel & Tourism Council (the “WTTC”). The industry is comprised of travel suppliers and buyers around the world, including airlines, hotels, car rental companies, rail carriers, cruise-lines, tour operators, online and offline travel agencies, travel management companies and corporate travel departments.

The travel and tourism industry is forecast to grow by 3.9% per annum over the next 10 years to reach $11.5 trillion contributing 11.4% of the global GDP by 2027, according to the WTTC. Global air passengers carried, one of the key underlying indicators for the wider travel and tourism industry, has been consistently growing from 1.7 billion passengers in 2000 to 3.7 billion in 2016 with a compound annual growth rate of 5.1%, according to the World Bank, demonstrating very low volatility and high resilience to unpredictable shocks from terrorist attacks, political instability health pandemics and natural disasters. IATA has forecasted air passenger demand to almost double over the next 20 years. Expected growth in air passenger demand is largely driven by increasing demand in the Asia Pacific, Latin America, Middle East and Africa regions, with total traffic expected to grow at compounded annual growth rates of 5.6%, 4.1%, 6.7% and 5.3%, respectively, from 2017 to 2036, according to Airbus.

Structural trends are largely driving, and are expected to continue to drive, growth in the travel and tourism industry. Emerging markets have contributed to a significant amount of the population growth around the globe and are forecasted to grow at a rate higher than developed nations through 2050, according to the Population Reference Bureau. Simultaneously, the middle class has expanded and increased consumption in emerging regions, with the gross national income per capita  having grown at compound annual growth rates of between 5 – 9% from 2000 to 2016, according to the World Bank. These trends, combined with airlines increasing their capacity in away markets and growing business travel driven by globalization, support continued air market growth.

Coupled with these structural tailwinds, increased demand for digitalization and technological differentiation is driving change in the travel and tourism industry. Travel buyers demand faster, more relevant and more personalized travel content to help reach their target customers and drive higher revenue per seat, per room and per rental. Our use of enabling technologies, such as APIs, cloud computing, data and analytics, machine learning and robotics allows us to ensure insights are available and translated into relevant, personalized and smarter responses, enabling travel buyers to realize efficiency gains and the ability to differentiate. Additionally, in the past, the travel industry has not met the need for a secure and efficient payment solutions using traditional means of payments as a primary means to settle transactions, but there has been increasing demand and usage of digital solutions to eliminate the associated risks.

We are well positioned to benefit from these favorable trends and significant growth potential of the travel and tourism industry. Being a well-diversified global player, we have significant exposure to the fastest growing regions, including Asia Pacific, Middle East and Africa and Latin America and Canada, which, in 2017, contributed 24%, 13% and 5%, respectively, of our Travel Commerce Platform revenue. We have strategically invested over $1.2 billion in technology over the past 5 years to address the increasing importance of these market trends. These investments have enabled us to diversify further away from traditional GDS services to a leading global travel commerce platform, providing our customers with payment solutions and other digital and technology services, in addition to the traditional GDS offering.

Leading and Differentiated Travel Commerce Platform Addressing the Evolving Needs of the Travel Industry

Travel providers need flexible systems to distribute and merchandise their increasingly sophisticated core products and broadening offerings of ancillary products and services. We offer them a portfolio of industry-leading, value-add tools to increase revenue, lower costs and efficiently reach travel buyers globally in every channel. Our global reach allows travel providers to display and sell products in approximately 180 countries and territories and across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide. Our Travel Commerce Platform enables travel providers to (i) extend their distribution by broadening their geographic reach to away markets and connects them with higher value business travelers, (ii) access higher yielding ticket prices from long-haul segments, room rates, complex itineraries and business travelers and (iii) encourage travelers to purchase ancillary services and/or upgrade or upsell travelers through our highly-differentiated merchandising capabilities.

Our Travelport Merchandising Suite, consisting of three distinct solutions—Travelport Aggregated Shopping, Travelport Ancillary Services and Travelport Rich Content and Branding— offers a range of sophisticated travel sales and marketing capabilities that allow airlines to promote their products and services to the right buyers, at the right time and in the right place. Travelport Aggregated Shopping allows travel agencies to efficiently and directly compare results from network carriers, who deliver data through the traditional industry standard, airline tariff publishing company (“ATPCO”), which regularly updates traditional GDSs, with those from LCCs and other carriers who use an API connection to deliver data directly and in real time to us. Travelport Ancillary Services allow travel agencies to sell airline ancillaries, such as checked baggage, premium seats and lounge passes, directly through their existing interface rather than needing to book separately on an airline’s website. Travelport Rich Content and Branding allows airlines to more effectively control how their flights and ancillaries are visually presented and described on travel agency screens, bringing the display more in line with the airlines’ own website. This is especially valuable to airlines given the increasing importance of ancillary revenue for profitability and allows travel agencies to sell more effectively. The benefits also are available to customers connected to our leading API solutions, including Travelport Universal API. This means that OTAs, corporate booking tool providers or other travel consultants, who are designing their own customized user interfaces, can still understand an airline’s full value proposition, including its branded fares and ancillaries, in the same way as a customer connected to Travelport’s POS solution, Travelport Smartpoint, would. Our ability to help travel providers and travel agencies increase their revenue reinforces the value proposition of our Travel Commerce Platform when compared to alternative distribution channels and is a key part of our strategy to shift the focus of our relationship with travel providers from priced-focused to value-focused.

Our leading access to global travel provider content helps attract more travel agencies, both online and offline, as well as corporations and self-serve travelers, onto our platform, which in turn drives greater value for the travel providers, increasing their addressable customer base. Our leading POS solutions, such as Travelport Smartpoint, along with Travelport Branded Fares and Ancillaries, provide travel agencies with greater choice and detailed information on key differences between the products and services offered by travel providers, allowing them to provide more valuable insights to their customers, higher levels of customer service and improved sales productivity. Travelport Smartpoint is Travelport’s innovative POS solution that allows travel consultants to more effectively advise their customers about the entire range of products, optional services and offers available from the travel providers Travelport distributes, with fully interactive, graphical screen displays and real time booking. Travelport Smartpoint provides upselling and cross-selling opportunities through the integration of Travelport’s Rich Content and Branding merchandising solution for airlines. In addition, Travelport Smartpoint mirrors for travel agents the experience of consumers booking hotels and car rentals online by allowing them to access enhanced features, including pictures, comparisons and maps, all within the same workflow. This allows travelers to be better informed of the products available to them, the options that might exist, the cost of enhanced products and the ancillary products available to buy, which allows them to tailor their journey to their specific requirements. Utilization of our leading Travelport Smartpoint POS simplifies highly complex, high volume operations, freeing up more time for travel agencies to focus on the selling process.

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

Stable, Resilient and Recurring Transaction-based Business Model with High Revenue Visibility and Strong Cash Flow Generation

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

In general, our business is characterized by multi-year travel provider and travel agency contracts. Our base distribution agreements with travel providers are open-ended or rollover unless specifically terminated. In 2017, we had 59 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 50 and 77 planned airline contract renewals in 2018 and 2019, respectively, including contracts that rollover on an annual basis. We also enter into contracts with travel buyers, such as travel agencies and corporate travel departments. A meaningful portion of our travel buyer agreements, representing approximately 15% of our revenue on average, are up for renewal in any given year. The length of our contracts, as well as the transaction-based and recurring nature of our revenue, provides high revenue visibility going forward.

We generate strong cash flows on a consistent basis, with net cash provided by operating activities of $318 million and $299 million for the years ended December 31, 2017 and 2016, respectively. Drivers of our cash flows benefit from relatively modest capital expenditure requirements and attractive working capital position. Furthermore, the diversity of our business provides us with multiple independent revenue streams from various markets and channels that lessen the impact of potential strategic and geographic shifts within the industry. These characteristics, combined with the contractual nature of our revenue and costs, our leading industry position and our long-standing customer relationships provide for a strong and predictable stream of cash flows.

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

Independent hotels were largely unaddressed by the GDS industry; however, we integrate on one platform by combining the content from chain hotels captured by the traditional GDSs with independent hotel content our system accesses through our meta-search technology. In particular, our B2B solution, Travelport Rooms and More, is a single user interface that combines detailed product insights with meta-search functionality to deliver a fully-integrated hotel booking platform to travel agencies. Travelport Rooms and More captures highly fragmented content in one interface (including approximately 650,000 hotel properties) by combining content from large global OTAs with that from aggregators specializing in a particular geographic area. This streamlined and efficient interface also enables travel agencies to more easily upsell hotel content in a single, consistent and efficient workflow and user experience, as well as a new business travel booking app.

Travelport Hotelzon, a B2B hotel distribution technology provider, is part of our ongoing strategy to strengthen our hotel offering to both corporations and TMCs and make booking independent hotels easier for business travelers, including unmanaged travelers who do not use travel agencies. Many hotel bookings, especially for independent hotel properties, are still being booked direct by business travelers themselves. Through Travelport Hotelzon, we provide both corporations and Travelport-connected travel agencies with a best-in-class booking tool with extensive independent hotel content, complementing the extensive hotel chain content that has been in our system for many years. In turn, this also enables corporations to more easily track their employees while on business travel as part of their duty of care responsibilities. We have invested in Travelport Hotelzon’s technology and enhanced it with a user-friendly extranet that is uniquely positioned to capture independent hotels and privately negotiated corporate hotel rates that are provided to corporations.

We are an early adopter in automated B2B payments and are redefining payments from travel agencies to travel providers. We pioneered a new class of payments for the unmet needs of the travel industry that is focused on replacing cash and other payment methods with secure virtual pre-funded payment cards. eNett’s innovative, cost-efficient and secure travel payment solutions offer a strong value proposition to travel agencies and travel providers, including providing them with full flexibility, lower administrative cost due to significantly reduced time spent on reconciliation, rewards to travel agencies with incentive payments based on payment volumes and a lower spread for foreign currency payments. eNett exclusively utilizes Mastercard under a long-term arrangement, giving unparalleled access to the payment systems of virtually all the world’s travel providers who accept Mastercard as a form of payment. We believe the model is highly scalable as we expand beyond the core hospitality sector into air travel, including LCCs, as well as other sectors of the travel industry. We estimate that there is over $2 trillion of direct spending on travel annually, approximately $900 billion of which is booked through the indirect channel, and payment is made from travel agencies to travel providers.

Travelport Digital provides a mobile travel platform and digital product set that allows travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging. In response to increased demand for advanced mobile services at all stages of travel, Travelport has developed Travelport Fusion, a robust and rich mobile app solution for airlines of all sizes that can work across all host systems. Through Travelport Fusion, airlines can provide end-to-end trip engagement via mobile, allowing them to grow their revenues, streamline their operations and extend their digital engagement. For airlines that need highly customized mobile solutions adapted to their specific digital roadmap, Travelport Digital will continue to offer its unique and proven blend of market leading design, agile delivery and mobile customer engagement solutions. For travel agencies, we have developed Travelport Trip Assist, a mobile solution that brings the agency brand to the app store and a rich set of features directly into the end-traveler’s hands. This new mobile platform allows travel companies to better manage the travel experience through a powerful set of mobile tools available on iOS and Android, including a smart itinerary manager, a day of travel assistant, a push-notification engine, a real-time alert system and the ability to contact an agent from within the app. Through Travelport Locomote, we provide a corporate travel platform that empowers travel managers to drive change and achieve efficiencies. Travelport Locomote creates seamless experiences and integrated solutions from approval management to cost savings to duty of care. Customers control the entire travel program, enabling greater insight into travel expenditure.

In addition to hospitality, payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to over 3,000 advertisers, which includes, among others, travel providers who use our advertising solutions to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers and, as a result, more effectively merchandise their products and services to targeted customers. We give advertisers direct access to a captive professional audience across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide, with a full-time focus on global travel bookings and cover all main domestic and international travel flows. In 2017, we generated over 9 billion advertising impressions. Our improved, graphically rich point of sale solutions provide increased capabilities and advertising space to display banner advertisements, add click through functionality and market ancillary products through our user interface.

Innovative, Flexible and Scalable Open Technology Platform Tailored to Meet Evolving Industry Needs

Through our industry-leading technology platform, we have been able to maintain our position at the forefront of innovation by meeting the global demands of our travel agents and travel providers for speed, flexibility and convergence. Our technology-enabled solutions offer rich content through multiple distribution channels, such as Travelport Smartpoint. To address unmet industry needs, we made significant strategic investments in innovative technology over the last five years, and we continue to invest in developing new technologies, platforms and ideas, all on an open and accessible platform that delivers expansive content, improved performance, empowered travel experience and intelligence. Our open connectivity approach allows for fully-flexible access to content and services across a range of delivery mechanisms, from the latest IATA NDC and XML protocols to more traditional industry sources such as ATPCO. Our open platform allows us to pull together content delivered from multiple sources into a cohesive display for the travel buyer, enabling search, comparison, reservation and payment across multiple providers. We deliver our content and functionality through state-of-the-art POS tools, mobile solutions for the traveler or via our own leading APIs, including Travelport Universal API, which enables the flexibility for travel agencies and intermediaries to design customized user interfaces. In 2017, a broad network of approximately 1,700 developers utilized our Travelport Universal API to create their own applications and increase the robustness of our systems. Our POS tools are device agnostic, allowing travel agents to access our platform via internet connection on a desktop or a variety of mobile devices, such as smartphones and tablets. Travel consultants connecting to the Travelport Universal API also can access the same rich product descriptions and graphics, branded fare and ancillary content available in Travelport Rich Content and Branding. In 2017, our systems processed over 6 billion travel related system messages per day and approximately 18 billion API calls per month with 99.977% core system uptime using over 20,000 physical and virtual servers and had total storage capacity of approximately 16 petabytes. In addition, we operate our own in-house data center.

In recognition of the advantages provided by our open platform, we were the first among our competitors to offer Delta Air Lines’ full range of seating products. In addition, starting in 2013, we offered Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet, IndiGo and Ryanair to join our fully integrated Travel Commerce Platform. In 2013, we launched our innovative Travelport Merchandising Suite to enhance user experience and focus on the sale of ancillary products and services, which are becoming increasingly important for airlines’ profitability. In the hospitality industry, we were the first GDS to our knowledge to offer a one-stop portal for hotel content distribution powered by “meta-search” technology.

Balanced Global Footprint with Diversified Customer Base and Longstanding Relationships

We have a broad geographic footprint in the travel distribution industry. In 2017, we generated $2,341 million in Travel Commerce Platform revenue, of which 74% is international (with 24% from Asia Pacific, 32% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa), and 26% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. This strategically diversified geographic footprint allows us to focus on higher value transactions in the international travel segment. Our balanced network positions us well to benefit from global industry growth, while lessening the impact of potential geographic shifts within the industry. Our footprint also positions us as the challenger to the industry leader for air segments processed in each geographic region and provides us opportunities to grow our share.

We also have highly diversified, strong, long-standing relationships with both our travel providers and travel buyers. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2017. Our top 15 travel providers (by 2017 revenue) have been with us for more than ten years on average.

Proven and Motivated Management Team with Strong Track Record and Deep Travel and Technology Industry Expertise

Our management team has extensive travel and technology industry experience and is committed to improving and maintaining operational excellence by utilizing their in-depth knowledge of these industries. Their dedication and excellence has been demonstrated by improving our key business metrics and our capital structure improvements. Our management team’s compensation structure directly incentivizes them to improve business performance and profitability, and more than half of the compensation opportunity for our executive officers is equity-based in order to properly align the interests of our executive officers and shareholders.

Our management team is supported by a skilled, diverse, motivated and global workforce, comprised of over 4,000 full-time employees as of December 31, 2017. By investing in training and skills development for our employees, we seek to develop leaders with broad knowledge of our business, the industry, technology and customer-specific needs. We also hire externally as needed to bring in new expertise. Our combination of deep industry and company experience combined with the fresh perspective and insight of new hires across our management team creates a solid foundation for driving our business to success, profitability and industry leadership.

Our Growth Strategies

We believe we are well positioned for future growth. Our balanced geographic footprint aligns us with anticipated industry growth across geographies, and we expect trends such as the increasing importance of ancillary revenue, the need of travel providers to personalize their offers to travelers, expansion by LCCs into the business travel industry, continued penetration by GDSs into hospitality distribution and growth of B2B travel advertising to further underpin our growth. We continue to make significant strategic investments in innovative technology, platforms and ideas, all on an open and accessible multi-source platform that delivers expansive content, improved performance, empowered travel experiences and intelligence and improved service. Our focused strategy in search technology, including speed of search and relevance and bookability of search results, ensures we are positioned to manage the continued growth in the industry, particularly through mobile customer engagement, while maintaining a low cost to serve. By leveraging cloud, machine learning, mobile-enabled APIs and data and analytics, we can ensure insights are available and translated into personalized and smarter responses for the customer. We continue to leverage our domain expertise and relationships with travel providers to grow eNett and Travelport Digital. We will continue to evaluate and pursue strategic acquisition opportunities that enhance our Travel Commerce Platform. Our strategic capital investments, current product portfolio and strategic positioning enable us to benefit from industry trends, and we intend to capitalize further on these industry trends by focusing on the following initiatives:

Driving Beyond Air Innovation and Growth

Our fast growing Beyond Air portfolio includes hospitality, payment solutions, digital services, advertising and other platform services. Given growth rates and the underpenetrated nature of these areas, we believe we can grow our Beyond Air portfolio at a multiple to overall travel industry growth by continuing to strategically invest in the development of state-of-the-art capabilities in order to achieve a leading industry position.

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

Our strategy is to continue to build on our extensive car rental content offering for travel agencies. Our travel agencies have access to more choice of car content, as well as the ability to search and book content from smaller regional car rental companies.

Payments Solutions: Our strategy for eNett is to continue growing the scale of the business through further investment in operational capabilities, new products, sales and marketing and targeted geographic expansion. We plan to further capitalize on our early adopter advantage to address the travel industry’s previously unmet needs for a secure and efficient payment solution. Our Travel Commerce Platform allows us to leverage our extensive network of travel agencies to grow the penetration rate for eNett payments.

Digital Services: We have a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. We develop robust and rich mobile app solutions for airlines of all sizes that can provide end-to-end trip engagement and a mobile solution for travel agencies that allows travel companies to better manage the end-user travel experience through a powerful set of mobile tools available on iOS and Android, including a smart itinerary manager, a day of travel assistant, a push-notification engine, a real-time alert system and the ability to contact an agent from within the app. We offer a corporate travel platform that empowers travel managers to drive change and achieve program efficiencies. It is more than an online booking tool and provides a range of app-powered workflows that consolidate the entire travel lifecycle.

Advertising: Our strategy is to focus on the B2B advertising opportunity by targeting travel agencies. Hotel advertising will remain our core offering, but other advertising categories (especially air) also represent areas for growth, which we believe we are well positioned to capitalize on through our Travel Commerce Platform.

Other Platform Services: Our strategy is to develop new insights into travel behaviors that will allow us to improve our other platform services including subscription services, processing services, business intelligence, data services and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Expand Platform Capabilities and Reach

We are well positioned in both the high-value, complex segment of air travel distribution, as well as the growing LCC segment, which is characterized by its larger number of business travelers, complex itineraries and international bookings. Our strategy to grow our platform focuses on providing state-of-the-art solutions to address the changing manner in which airlines, hotel chains and car rental companies are positioning and selling their products and services. Our Travel Commerce Platform provides us the foundation to offer a wide-ranging and expanding portfolio of differentiated products and services.

We intend to focus on the following strategies to drive growth across our Travel Commerce Platform:

Growth through Retailing, Personalization and Merchandising Capabilities: In order to address the growing importance for travel providers of flexible systems to distribute and merchandise their increasingly sophisticated core products and broadening offerings of ancillary products, we have heavily invested in our Travelport Merchandising Suite to more effectively market and sell products and services. The Travelport Merchandising Suite, which includes our Rich Content and Branding airline merchandising solutions, integrates XML content with traditional content in a graphically rich, single user interface and, together with our sourced travel content, including air, hotel and car rental options, is fully accessible to all customers and channels. These customers include our global network of offline travel agencies, as well as OTAs, corporate travelers who prefer to self-serve and use corporate booking tools and developers who are part of our developer community. The online channel is able to connect to this content and functionality via our leading APIs, including our Travelport Universal API.

Our Rich Content and Branding airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently. As of December 31, 2017, we have over 250 airlines utilizing our Rich Content and Branding solution with approximately 20 more contracted. We will continue to target additional airlines with this solution suite. In addition, increasing the sale of ancillaries through our platform not only results in additional transaction revenue, but also helps us attract new content from carriers. We intend to continuously invest in our retailing and ancillary merchandising capabilities and grow by partnering with both traditional carriers and LCCs.

Growth through Technologies that Enhance Performance: Artificial intelligence, machine learning and more sophisticated API-connected platforms are powering better speed, relevance and accuracy of search and automating services across all touchpoints of the traveler journey, allowing travel providers and buyers to connect with customers more efficiently. We continue to invest in these technologies to address the needs of travel buyers. Our continued investment in our search capabilities, data analytics, state of the art mobile interfaces, robotics and automation will drive greater customer conversion and business efficiency.

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

Business Travel Growth: Our strategy to grow in the business travel space is focused on investing in products that distribute travel technology solutions directly to corporations, allowing them to easily access and book travel content that incorporates their travel management policies directly through our platform. The demographic make-up of corporate travelers is changing rapidly, with many now preferring to self-serve and use their mobile devices rather than booking travel through more traditional methods. We intend to be at the forefront of these changes as we deploy our content and digital technology assets to address them. Our investments to support the growth and changes we are seeing in the business travel sector include Travelport Hotelzon, a B2B hotel distribution technology provider focused on corporates, which has made booking independent hotels and accessing privately negotiated corporate hotel rates more efficient for business travelers. Through Travelport Locomote, we are focused on empowering corporate travelers through an improved mobile user experience. The Travelport Locomote platform provides solutions for all corporate travel management needs, including travel authorization and policy compliance, flexibility to change bookings, and more efficient back-office reconciliation. We will continue to develop our offering in the business travel space, as well as strengthening our partnerships with TMCs and we will look at new opportunities to invest in products that distribute travel technology solutions directly to corporations.

Expanded Mobile Engagement: Travelers increasingly expect brands and businesses to meet their expectations of “connectedness”. This means to be present, active, useful and available at every stage of the travel journey. Through Travelport Digital, which we believe to be the world’s leading provider of innovative mobile apps development and digital services in the travel industry, we design, build and power the mobile experience for many of the world’s leading travel brands, including BCD Travel, easyJet, Etihad and Singapore Airlines. We will continue to invest in developing innovative mobile technologies that allow travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging.

Focus on Distribution Technology Leadership and Differentiated Products

Achieving growth in our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our strong commitment to product innovation and technological excellence to maintain our state-of-the-art product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payments solutions, digital services, hospitality merchandising and advertising. We plan to continue offering rich travel content and empowered selling experiences on an open platform with service oriented architecture and industry leading APIs, and plan to continue to focus on developing a diverse application set to consistently increase the value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that will allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related hosting solutions. Instead, we focus on distribution products, payment related solutions and digital services. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher RevPas.

In February 2017, we named Tata Consultancy Services (“TCS”), part of the Tata Group and a leading global IT services, consulting and business solutions organization, as our primary technology partner. TCS was selected in recognition of its strengths in the global travel industry and its ability to work alongside us and provide scale in application engineering and assurance services. Through this appointment, we have rationalized the number of third-party IT development companies with whom we work. At the same time, we have consolidated our U.S. technology hubs into two centers in Atlanta and Denver. Our increased investment in technology forms an integral part of our overall growth plan and long-term strategy.

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

We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. We distribute ancillaries for over 100 airlines. We have relationships with approximately 310 hotel chains, representing approximately 145,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 15 hotel aggregators resulting in an aggregate of approximately 650,000 hotel properties bookable through Travelport Rooms and More. In addition, we serve over 38,000 car rental locations, approximately 50 cruise-lines and tour operators and 14 major rail networks worldwide.

The table below lists alphabetically our largest airline providers in the regions presented for the year ended December 31, 2017, based on revenue:

Asia Pacific	Europe	Latin America and Canada	Middle East and Africa	United States
Air India	Aeroflot Airlines	Aeromexico	Emirates Airlines	Alaska Airlines
Jet Airways	Alitalia Airlines	Aerovias DAP	Ethiopian Airlines	American Airlines
Qantas Airways	British Airways	Air Canada	Qatar Airways	Delta Air Lines
Singapore Airlines	Lufthansa Airlines	LATAM Airlines	South African Airways	Hawaiian Airlines
Thai Airways	TAP Portugal	WestJet	Turkish Airlines	United Airlines

The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. In 2017, we had 59 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 50 and 77 planned airline contract renewals in 2018 and 2019, respectively, including contracts which roll on an annual basis. Our top fifteen travel providers as measured by revenue for the year ended December 31, 2017, all of which are airlines, have been customers on average for more than ten years. For the year ended December 31, 2017, our top ten travel providers represented approximately 23% of revenue, and no single provider accounted for more than 10% of revenue.

We have entered into a number of specific-term agreements with airlines across the globe to secure all of the airline’s public content. These content agreements allow our travel agencies to have access to the full range of our airline providers’ public content, including the ability to book the last available seat, as well as other functionalities. We have secured full-content or distribution parity agreements with approximately 165 airlines, including LCCs. Revenue attributable to these agreements comprised 77% of Air revenue in the year ended December 31, 2017. Certain full-content agreements expire, or may be terminated, during 2018.

We have approximately 125 airlines that we classify as LCCs participating in our Travel Commerce Platform around the world, including AirAsia, easyJet, IndiGo and Ryanair. Revenue from LCCs accounted for less than 5% of our total Air revenue in 2017.

Our top hotel providers for the year ended December 31, 2017 were Hilton, Intercontinental Hotels Group and Marriott Hotels.

Our top car rental company providers by brand for the year ended December 31, 2017 were Advantage/EZ Group, Avis, Enterprise and Hertz. We provide electronic ticket distribution to 14 major international and national rail networks, including Amtrak (United States), Deutsche Bahn (Germany), Eurostar Group (United Kingdom/France) and Société Nationale des Chemins de Fer France (SNCF) (France).

Travel Agencies

As of December 31, 2017, approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide use us for travel information, booking and ticketing capabilities, travel purchases, workflow automation and management tools for travel information and travel agency operations. Access to our Travel Commerce Platform enables travel agencies to electronically search travel related data such as schedules, availability, services and prices offered by travel providers and to book travel for end customers.

Our Travel Commerce Platform also facilitates travel agencies’ internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings, including a wide array of mid- and back-office service providers. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and online booking solutions. In addition, we provide business intelligence and data solutions to our travel agencies.

Our relationships with travel agencies typically are non-exclusive, meaning they subscribe to and have the ability to use more than one GDS but may require a substantial portion to be booked through our Travel Commerce Platform. We pay travel agencies a commission for segments booked on our Travel Commerce Platform and, in order to encourage greater use of our Travel Commerce Platform, we may pay an increased commission based on negotiated segment volume thresholds. Travel agencies or other customers in some cases pay a fee for access to our Travel Commerce Platform or to access specific services or travel content. Our travel agencies comprise online, offline, corporate and leisure travel agencies. Our largest OTA customers, by revenue, in 2017 included Expedia, Inc. (“Expedia”), which includes Orbitz Worldwide, and Priceline. Our largest business travel agencies in 2017 included American Express Global Business Travel, Carlson Wagonlit Travel and Flight Centre Limited. Our largest leisure travel agencies in 2017 included Connexions Loyalty Travel Solutions and GTT Global/USA Gateway. For the year ended December 31, 2017, our top ten travel agencies represented approximately 22% of revenue, and no single travel agency customer accounted for more than 10% of revenue. Travel agency contracts representing approximately 27%, 11% and 62% of 2017 revenue are up for renewal in 2018, 2019 and beyond, respectively.

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

GDS Transacted Air Segments: According to our view of the GDS air market, which is based on all air-related transactions processed on GDS platforms as reported by Marketing Information Data Tapes (“MIDT”), our share for the years ended December 31, 2017 and 2016 amounted to 22% and 23%, respectively.

Payment Solutions

While we believe eNett redefined payments from travel agencies to travel providers, there are currently multiple ways to settle travel payments from travel agencies to travel providers. Traditional methods of settling travel payments include:

•	cash and check;

•	consumer cards, corporate cards, lodge cards and bank-issued VANs; and

•	wire transfers and Electronic Funds Transfer (“EFT”).

In addition to the traditional methods to settle travel payments, eNett’s principal competitor is WEX Inc.

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

Sales and Marketing

Our SMOs and national distribution companies (“NDCs”) are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our Travel Commerce Platform, and account management teams, which service and expand existing business. Our SMOs are wholly-owned and represented approximately 70% of our Travel Commerce Platform revenue in 2017. We continue to utilize NDCs in certain regions where our appointed distributor either provides specialized expertise in the technology or in the countries or local regions in which they operate for us. We also contract with new NDCs in countries and regions where doing so would be more cost-effective than establishing an SMO. Our top ten NDCs generated approximately 12% of our Travel Commerce Platform revenue in 2017, and no single NDC accounted for more than 5% of revenue.

We have dedicated teams that cover sales, marketing, product and application development for air commerce, agency commerce and hospitality. eNett and Travelport Digital work closely with the Travel Commerce Platform SMOs to realize cross-sale opportunities.

Technology

Achieving growth for our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our commitment to product innovation and technological excellence to maintain our product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payment solutions, digital services, hospitality merchandising and advertising. We plan to continue offering rich travel content on an open platform with service oriented architecture and an industry leading APIs, and are also focused on developing a diverse application set to consistently keep increasing value of our Travel Commerce Platform to our customers. We are developing new insights into travel behaviors that will allow us to improve our products and data offerings to our customers. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related IT solutions. Instead, we focus on distribution products, payment solutions, digital services and technology services. For example, we offer Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as AirAsia, easyJet, IndiGo and Ryanair to join our fully integrated Travel Commerce Platform, and have focused on providing superior chain hotel content to OTAs relative to our competitors by directly connecting via XML to key hotel chains. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher revenue per transaction.

Our operations are supported from two data centers in the Atlanta, Georgia metropolitan area:  a primary facility south and a second site north of Atlanta.  The primary data center environment offers customers one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms and is supported by the secondary site, which provides backup data storage and additional processing resources. Continued modernization of both technical environments is an integral part of our aim to support growth by efficiently delivering distribution systems to our customers. We believe that our data centers are state-of-the-art facilities that have completed comprehensive technology upgrades to current network, processing and storage platforms. The facilities feature technology platforms that we believe lead the industry in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard (“PCI-DSS”), an information security standard for organizations that handle branded credit cards from the major credit card schemes, offering a secure environment for operations and have operated at a 99.977% core systems uptime. In 2017, our systems processed over 2 trillion messages, over 6 billion travel related system messages per day and approximately 18 billion API calls per month. Our data center uses over 20,000 physical and virtual servers and has total storage capacity of approximately 16 petabytes.

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

Employees

As of December 31, 2017, we had over 4,000 full-time employees. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an E.U. Directive, we have a Travelport European Works Council in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

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

Government Regulation

In the countries in which we operate, we are subject to or affected by international, federal, state and local laws, regulations and policies, including anti-bribery rules, trade sanctions, data privacy requirements, labor laws and anti-competition regulations, which are constantly subject to change. In addition, certain government trade sanctions affect our ability to operate in Cuba, Iran, Syria and Crimea. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

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

Industry Regulations

Our business is subject to GDS industry specific regulations, including, but not limited to, relevant regulations in the E.U., India and China. Additionally, eNett operates in the highly regulated financial services industry.

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

Although most GDS regulations in the United States (which only covered airline distribution) expired as of July 2004, the U.S. Department of Transportation, or DOT, continues to regulate GDSs with regard to certain practices that the DOT has identified as “unfair or deceptive” practices relating to airfare display.

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

Because eNett operates an innovative payments solution, the regulatory environment for eNett products and services varies from country to country. In November 2013, eNett was granted a financial services license in Australia by the Australian Securities and Investments Commission. In January 2016, eNett was granted a money service operator services license in Hong Kong by the Customs and Excise Department of Hong Kong. The E.U. has enhanced its regulatory framework with the second Payment Services Directive and national implementing legislation, much of which has come into force in January 2018. In the E.U, eNett partners with its banking service provider and minority joint venture partner, Optal Financial Limited (“Optal”), and other regulated entities to limit its obligation to be regulated as a financial services provider with regard to its management of client funds. In jurisdictions where eNett’s operations are regulated, the regulations generally require licensing, insurance, systems and controls, client identification checks, and/or compliance staffing. Any violation of these regulatory requirements could compromise licenses and lead to financial penalties, imposed changes to systems and controls, closer monitoring, and detailed regulatory reviews.

We are also subject to regulations affecting issues such as international trade.

Privacy and Data Protection Regulations

Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Most states in the United States have enacted laws that provide for penalties for failure to notify customers when security is breached, even by third parties.

Many countries have enacted or are considering legislation to regulate the protection of private information of consumers. In the United States, significant legislation is pending at the federal level. We cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on our business.

In Europe, the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995), or the E.U. Data Protection Directive, will be repealed and replaced with the General Data Protection Regulation (“GDPR”) on May 25, 2018. The GDPR is intended to unify and elaborate upon the requirements for handling the personal data of E.U. data subjects and requires companies doing business in E.U. member states to comply with its standards. Similar to the E.U. Data Protection Directive, the GDPR provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. requirements, including a set of standard form contractual clauses for the transfer of personal data outside of Europe. We have instituted a multi-functional GDPR program to review, achieve and document compliance with GDPR’s operational requirements by the regulations’ effectiveness in May 2018.

We rely upon model contracts as one legal mechanism for the transfer of personal data to our U.S. data center. These contracts originally were published by the European Commission with an adequacy finding and have been executed between our European affiliates and our U.S. data processing companies.

The CRS Regulations in force in Europe also incorporate personal data protection provisions that, among other things, classify GDSs as data controllers under the E.U. Data Protection Directive. The data protection provisions contained in the CRS Regulations are complementary to E.U. national and international data protection and privacy laws.

Many other countries have adopted data protection regimes. We monitor further legal developments and enforcement practices by data protection authorities.

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

The gross revenue and net profit attributable to these activities for the year ended December 31, 2017 were approximately $482,000 and $344,000, respectively, and $571,000 and $411,000 for the year ended December 31, 2016, respectively.

Company Information

Our principal executive office is located at Axis One, Axis Park, Langley, Berkshire SL3 8AG, United Kingdom, and our telephone number is +44-1753-288-000. We file electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q and Form 10-K, proxy materials, ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, registration statements and other forms or reports as required. Certain of our officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such materials also may be accessed electronically on the SEC’s Internet site (sec.gov). We maintain a website (travelport.com), and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our Board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If we decide to amend any of our Board committee charters, Codes of Conduct and Ethics or other corporate governance document, copies of such amendments will be made available to the public through our website. Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.travelport.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our shareholders and the public about our company, our services and products and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on these various channels. The information contained on our website or social media is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

•	global security issues, political instability, acts or threats of terrorism, including those that target the travel industry, hostilities or war and other political issues that could adversely affect global air travel volume;

•	epidemics or pandemics, such as the Zika virus, the ebola virus and Severe Acute Respiratory Syndrome and;

•	natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis;

•	general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

•	the impact on business conditions worldwide as a result of political decisions, including the U.K.’s decision to leave the E.U.;

•	the financial condition of travel providers, including airlines, hotels and car rental providers and the impact of any changes such as travel provider bankruptcies or mergers, on the cost and availability of air travel and hotel rooms;

•	changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including potential enhanced travel restrictions;

•	fuel price escalation or availability;

•	work stoppages or labor unrest at any of the major airlines or other travel providers or at airports;

•	increased security, particularly airport security, that could reduce the convenience of air travel;

•	travelers’ perception of the occurrence of travel related accidents, of the environmental impact of air travel, particularly in regards to CO2 emissions, or of the scope, severity and timing of the other factors described above; and

•	changes in hotel occupancy rates.

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

In addition to supplying sufficient content, the ability of our Travel Commerce Platform to attract travel agencies is dependent on the development of new products to enhance our Travel Commerce Platform and on the provision of adequate commissions to travel agencies. Competition to attract travel agencies is particularly intense as travel agencies, particularly larger ones, have the ability to access content from a variety of sources, including subscribing to more than one GDS at any given time. We also have had to, and expect that it will continue in certain circumstances to be necessary to, increase commissions to travel agencies in connection with renewals of their contracts, which may in the future reduce margins. If travel agencies are dissatisfied with our Travel Commerce Platform or we do not pay adequate commissions or provide other incentives to travel agencies to remain competitive, our Travel Commerce Platform may lose a number of travel agencies.

Our Travel Commerce Platform competes against traditional GDSs operated by Amadeus and Sabre, as well as against local distribution systems and alternative distribution technologies. Our Travel Commerce Platform also competes against direct distribution of travel content by travel providers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites. In addition, our Travel Commerce Platform competes against travel providers that supply content directly to travel agencies as well as new companies in the industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS. The revolutionary emergence of mobile applications that link directly to providers may create a vigorous source of new competition that bypasses GDSs.

Increased competition may result in reduced operating margins, as well as loss of share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business, financial condition or results of operations.

In addition, our customers may not be able to compete successfully against current and future competitors such as search engines and meta-search products, and competitive pressures could result in, among other things, reduced operating margins, loss of share and brand recognition.  Such potential negative impacts on our customers could adversely affect our business, financial condition or results of operations.

If we fail to develop and deliver new innovative products or enhance our existing products and services in a timely and cost-effective manner in response to rapid technological change and customer demands, our business will suffer.

Our industry is subject to constant and rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by our competitors may render our products or technologies obsolete or noncompetitive. We must develop innovative products and services and enhance our existing products and services to meet rapidly evolving demands to attract travel agencies. The development process to design leading, sustainable and desirable products to generate new revenue streams and profits requires us to accurately anticipate technological changes and business trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. For example, we may not be successful in developing products or integrating and distributing multi-source content obtained through traditional sources and new distribution capabilities promoted by our largest airline customers. If we do not continue to develop innovative products that are in demand by our customers, we may be unable to maintain existing customers or attract new customers. Customer and business requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or business specifications, not be competitive with products or services from our competitors that offer comparable or superior performance and functionality or fail to generate new revenue streams and profits. Our business will suffer if we fail to develop and introduce new innovative products and services or product and service enhancements on a timely and cost-effective basis.

Trends in pricing and other terms of agreements among airlines and travel agencies have become less favorable to us, and a further deterioration or a failure to renew these agreements may occur in the future, which could reduce our revenue and margins.

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our Travel Commerce Platform. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to develop their own offerings tailored to our travel agencies, often using new distribution capabilities promoted by IATA, in an attempt to drive business to their direct channels. This tactic has been accompanied by surcharges that certain suppliers have imposed on GDS channel bookings. We have negotiated new agreements containing revised business models and price points with surcharging carriers while procuring the content available from these carriers, resulting in increased fees for surcharged bookings. Another manner is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our competitors from the content that they distribute directly themselves, whether through their website, direct connections with travel agencies or other mechanism to bypass us and our competitors. In these cases, airlines may provide some of their content to us and our competitors, while withholding other content, such as lower cost fares, for distribution via other channels unless we agree to significant discounts. Certain airlines have withdrawn, and other airlines have threatened to withdraw, content, in whole or in part, from us or our competitors as a means of obtaining lower booking fees or, alternatively, have charged, or threatened to charge, to access their lower cost fares or charge travel agencies or consumers for bookings generated in our Travel Commerce Platform. There also has been an increase in the number of airlines that seek to sell optional ancillary services, such as fees for checked baggage or premium seats, only through their direct distribution channels, which threaten to further fragment content and disadvantage us and our competitors by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel. Increased use by airlines of new distribution capabilities to direct travel agencies to their own websites or direct connections with travel agencies and/or the imposition of surcharges by airlines could reduce the content available on, and transactions booked in, our Travel Commerce Platform.

We have entered into content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the near-complete scope of public fares and inventory which the carriers generally make available through direct channels, such as their own websites, with a contract duration usually ranging from three to ten years. In addition, we have entered into agreements with most major carriers in Asia Pacific, which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, our financial results will be adversely impacted and we may be disadvantaged compared to our competitors. The content agreements have required us to make price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our content agreements with airlines representing approximately 11% of Travel Commerce Platform revenue for the year ended December 31, 2017 are up for renewal or are potentially terminable by such airlines in 2018. In addition, certain content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options will also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline providers, in which they have agreed to participate in our Travel Commerce Platform, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new content agreements or alternative distribution arrangements employing new technologies. There is a risk that travel providers may seek to disrupt the traditional distribution model and try to obtain significant price concessions. For example one major airline group in Europe has actively sought to agree content directly with key travel agencies on an agency-by-agency basis, together with implementing a surcharge that apply to other travel agencies.

In addition, we have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to us or to agree to a reduction in the financial incentives to be paid to them in order to be assured of having access to all the content provided to us by the participating airlines or to avoid an airline-imposed surcharge on bookings made through our Travel Commerce Platform. There is pressure on us to provide highly competitive terms for such “opt-in” models as many travel agencies have the ability to access content from a variety of sources, including our competitors. The “opt-in” model has been introduced in a number of situations in parallel with content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto, the “opt-in” model becomes widely adopted, we could receive lower fees from the airlines. These lower fees are likely to be only partially offset by new fees paid by travel agencies and/or reduced incentives or loyalty payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to all the content available through us without making further payment, which could have an adverse effect on the number of segments booked through our Travel Commerce Platform. Larger online and multinational travel agencies have negotiated their own content and financial arrangements with some carriers. These agreements, to which we are not a party, have been structured such that the fees we are able to obtain from airlines are reduced.

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

We rely significantly on our relationships with airlines, hotels, car rental companies and other travel providers to enable us to offer our travel agencies comprehensive access to travel services and products. The majority of our agreements remain in effect each year, with exceptions usually linked to mergers or insolvencies. Adverse changes in any of our relationships with travel providers or the inability to enter into new relationships with travel providers could reduce the volume or variety of content that we are able to offer through our Travel Commerce Platform, and could negatively impact our results of operations and the availability and competitiveness of travel products we offer. Our arrangements with travel providers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten providers by revenue, combined, accounted for approximately 23% of our revenue for the year ended December 31, 2017, and no single provider accounted for more than 10% of revenue. In 2017, we had 59 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 50 and 77 planned airline contract renewals in 2018 and 2019, respectively, including contracts which roll on an annual basis.

Travel providers are increasingly focused on driving online demand to their own websites and may cease to supply us with the same level of access to travel inventory in the future. In addition, some LCCs historically have not distributed content through us or other third-party intermediaries. If the airline industry continues to shift from a full-service carrier model to a low-cost one, this trend may result in more carriers moving ticket distribution systems in-house and a decrease in the demand for our products.

We are in continuous dialogue with our major hotel providers about the nature and extent of their participation in our Travel Commerce Platform. If hotel occupancy rates improve to the point that our hotel providers no longer place the same value on our Travel Commerce Platform, such providers may reduce the amount of inventory they make available through our Travel Commerce Platform or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major hotel providers of their participation in our Travel Commerce Platform for a sustained period of time or a provider’s complete withdrawal could have a material adverse effect on our business, financial condition or results of operations. In addition, if we are not successful in maintaining the number of hotels participating in our system, the growth of our business may be restrained.

We are subject to a certain degree of revenue concentration among a portion of our travel agency base.

Our top ten travel agencies accounted for approximately 22% of our net revenue for the year ended December 31, 2017, and no single travel agency accounted for more than 10% of revenue. Travel agency contracts representing approximately 27%, 11% and 62% of 2017 revenue are up for renewal in 2018, 2019 and beyond, respectively. Our arrangements with our travel agencies may not remain in effect on current or similar terms.

In the event any substantial travel agency terminates its relationship with us, moves a portion of its business into direct channels so that bookings are made through airlines’ channels or such travel agency’s business is materially impacted for any reason, such as a travel provider withholding content from a travel agency, and, as a result, such travel agency loses, moves or fails to generate, a substantial amount of bookings that would otherwise be processed through our Travel Commerce Platform, our business and results of operations would be adversely affected.

Travel providers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

Travel providers are seeking to decrease their reliance on third-party distributors, including us and our GDS competitors, for distribution of their content. For example, some travel providers have created or expanded efforts to establish commercial relationships with online and traditional travel agencies to book travel with those providers directly, rather than through an intermediary. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own websites and mobile offerings, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to websites by aggregating the content of those websites. Due to the combined impact of direct bookings with travel provider websites and other non-GDS distribution channels, the percentage of bookings made without the use of us or our GDS competitors at any stage in the chain between providers and end-customers may continue to increase. In addition, efforts by travel providers to encourage our travel agencies to book directly rather than through our Travel Commerce Platform could adversely affect our results of operations. A recent trend in certain regions outside of the U.S. has seen some travel providers elect not to renew their content agreements and move towards a GDS surcharging model to cover all or some of their distribution costs. This, together with wider adoption and implementation of the IATA New Distribution Capability standard for API connectivity, means that some travel providers are actively promoting to, and engaging with, travel agencies to adopt a direct connection with the quid pro quo of unsurcharged content.

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

We rely on third-party distributors to market our Travel Commerce Platform services in certain regions, which exposes us to risks associated with the lack of direct management control.

We utilize third-party, independently owned and managed distributors, or NDCs, to market our products and distribute and provide services in certain countries, including India, Indonesia, Kuwait, Lebanon, Pakistan, Syria, Turkey, Kazakhstan and Yemen, as well as many countries in Africa and Asia. We rely on our distributors and the manner in which they operate their business to develop and promote our global business. Our top ten distributors generated approximately 12% of revenue in 2017, and no single distributor accounted for more than 5% of revenue. We pay each of our distributors a commission relative to the number of segments booked by travel agencies with which the distributor has a relationship. The distributors are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the distributors, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Examples include the merger of United Airlines and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. In addition, cooperation has increased within the Oneworld, SkyTeam and Star Alliances. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel providers away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.

Consolidation among travel agencies and competition for travel agencies may also adversely affect our results of operations, since we compete to attract and retain travel agencies. For example, in 2015, Expedia acquired Orbitz Worldwide and Travelocity. Reductions in commissions paid by some travel providers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and incentive or loyalty payments paid by us and our competitors and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agencies and increases the ability of those travel agencies to negotiate higher incentives or loyalty payments from us. Changes in ownership of travel agencies may also cause them to direct less business towards our Travel Commerce Platform. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our Travel Commerce Platform is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase incentives or loyalty payments, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development.

Our business is exposed to customer credit risk and fraudulent booking activity, against which we may not be able to protect ourselves fully.

Our business is subject to the risks of non-payment and non-performance by travel providers, which may fail to make payments according to the terms of their agreements with us. For example, a small number of airlines that do not settle payment through IATA billing and settlement provider have, from time to time, not made timely payments for bookings made through our Travel Commerce Platform. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, our business, financial condition or results of operations may be adversely affected.

In addition, we are exposed to risk and potential liability from travel agency fraudulent booking activity resulting from travel agencies’ use of our Travel Commerce Platform for fraudulent purposes. We contractually disclaim all liability for any such loss, but periodically incur claims from travel providers who allege that we should have more responsibility for any third-party fraud.

Some of our travel agencies, NDC counterparties and travel providers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

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

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards, including PCI-DSS, and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In recent years, we introduced a number of products and services, such as Travelport Smartpoint and the Travelport Merchandising Suite, including Travelport Rich Content and Branding and are developing products and services reliant on state-of-the-art cloud computing capabilities. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers or applicable industry standards, our business, financial condition or results of operations may be adversely affected.

In addition, cloud computing, the continued growth of alternative platforms and mobile computing devices, the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing, as well as other technological changes and developing technologies, such as machine learning and artificial intelligence, have, and will continue to require, new and costly investments. We have acquired expertise in and are deploying machine learning, artificial intelligence and other leading-edge technology to support our customers. However, transitioning to these new technologies may be disruptive to resources and the services we provide, and may increase our reliance on third party service providers. We may not be successful, or may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to our customers, either of which would negatively impact our business and financial performance.

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

Our business, which utilizes a significant amount of our information technology, and the financial business systems rely on computer infrastructure primarily housed in our data center near Atlanta, Georgia, U.S. to conduct its business. In the event the operations of this data center suffer any significant interruptions or the data center becomes significantly inoperable, such event would have a material adverse effect on our business and reputation and could result in a loss of customers. Although we have taken steps to strengthen physical and information security, add redundancy to this facility and provide services from other facilities, including a second data center that provides backup data storage and additional processing resources, the primary data center could be exposed to damage or interruption from fire, natural disaster, power loss, war, acts of terrorism, plane crashes, telecommunications failure, computer malfunctions, unauthorized entry, IT hacking and computer viruses. The steps we have taken and continue to take to prevent system failure and unauthorized transaction activity may not be successful. Our use of backup and disaster recovery systems may not allow us to recover from a system failure fully, or on a timely basis, and our property and business insurance may not be adequate to compensate us for all losses that may occur.

eNett depends on critical service providers and may face pricing pressure and changes in its business model, be subject to regulatory requirements and experience conflicts.

eNett, operating in the payment solutions business, is exposed to operational, regulatory and governance risks. eNett is enabled to provide its virtual card solution pursuant to virtual card issuers licensed by Mastercard and, in particular, has a material relationship with Optal, a European-based issuer licensed by Mastercard. An extended service failure by Optal, eNett’s primary issuer, or Mastercard would greatly harm eNett’s current business and growth opportunities. In addition, changes in the business and competitive dynamics in the payments industry, including the ability of travel agencies to negotiate higher rebates and changes in interchange fees over time may impair eNett’s business model and its ability to offer competitive rebates to its customers, which could result in the potential loss of customers and affect eNett’s profitability. In addition, while eNett’s business model currently is not predicated on providing credit to its customers, in order to retain and attract customers, eNett may need to adapt its business model to provide credit to its customers in the future.

Due to its innovative solutions, the regulatory environment for eNett may be modified or adopted in ways that may impact how eNett’s solutions are provided, including an increase in costs to eNett to provide such solutions. Financial services regulators in any of the jurisdictions of the eNett customer base may construe potentially applicable requirements in a manner that results in eNett loss of business, slower growth, financial penalties and operational burdens. In addition, Optal, as the minority shareholder of eNett, may have economic or business interests or goals that are inconsistent with ours, take actions contrary to our objectives, undergo a change of control or be unable or unwilling to fulfill its obligations in support of eNett, which may affect eNett’s and our financial condition or results of operations.

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

If we are unable to maintain and improve our IT systems and infrastructure, this might result in system interruptions, defects and slowdowns. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages or insufficient capacity which impedes us from efficiently providing services to our customers, we may lose customers and revenue or incur liabilities. We rely on our employees and internal systems to enable transactions to be processed on our platforms. In addition, our information technologies and systems are vulnerable to damage, interruption or fraudulent activity from various causes, including:

•	power losses, computer systems defects or failure, computer viruses, internet and telecommunications or data network failures, losses and corruption of data and similar events;

•	operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;

•	the failure of third-party software, systems or services that we rely upon to maintain our own operations;

•	lack of cloud computing capabilities; and

•	natural disasters, pandemics, wars and acts of terrorism.

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

The secure transmission of confidential information over the internet is essential in maintaining travel provider and travel agency confidence in our services. Substantial or ongoing data security breaches or cyber attacks, whether instigated internally or externally on our system or other internet-based systems, could significantly harm our business. Our travel providers currently require end customers to pay for their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a cyber attack or a compromise or breach of the technology that we use to protect customer transaction data.

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

We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host the reservations systems for Delta Air Lines, and provide IT subscription services for critical applications in fares, pricing and e-ticketing, directly and indirectly, for approximately 200 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively affect our business, financial condition or results of operations. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

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

In addition, we have significant operations in Europe that may be adversely affected by the economic and political conditions in the eurozone, which could have an adverse impact on our business.

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

As of December 31, 2017, our total indebtedness, excluding capital leases and other indebtedness, was $2,124 million under our senior secured credit agreement. If our term loans due in September 2021 or any revolving credit borrowings due September 2022 (subject to a springing maturity) are not repaid or refinanced prior to their maturity dates, we may not have the funds necessary, or otherwise be able, to repay the debt when it becomes due.

As of December 31, 2017, we had $142 million available for borrowing under our revolving credit facility, net of letters of credit that have been issued under the revolving credit facility and that are outstanding on such date. In addition, we may incur obligations that do not constitute indebtedness such as commitments to operating leases and commitments to purchase goods and services from specific suppliers related to information technology as disclosed further in the footnotes to our consolidated financial statements included elsewhere in this document. To the extent we incur any of these obligations, the risks associated with our substantial level of indebtedness would increase, which could further limit our financial and operational flexibility.

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

We sponsor pension and post-retirement benefit plans in and outside of the U.S. As of December 31, 2017, our U.S. and non-U.S. pension and post-retirement benefit plans were underfunded by an aggregate of $127 million. We are required to make cash contributions to these plans in the future, and those cash contributions could be significant. In 2018, we expect to make cash contributions of approximately $4 million in the aggregate to our U.S. and non-U.S. pension and post-retirement benefit plans, which we believe will be sufficient to meet the minimum funding requirements. However, our future funding obligations for our pension and post-retirement benefit plans depend on the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience and any changes in applicable laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement benefit plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.

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

We have operations in various countries that have differing tax laws and tax rates. A significant portion of our revenue and income is earned in countries with corporate tax rates lower than the U.S. federal tax rates. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties and the estimated values of deferred tax assets and liabilities. Such changes, which, among other reasons, may arise from ongoing inter-governmental and Organization for Economic Cooperation and Development (“OECD”)-led proposals on international corporate taxation, specific changes in the U.K. to the tax deductibility of interest and comprehensive changes to the U.S. tax legislation that were enacted in December 2017 under the Tax Cuts and Jobs Act (the “U.S. Tax Reforms”), could result in an increase in the effective tax rate applicable to all or a portion of our income, which would adversely affect our financial performance.

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

Our results of operations are reported in U.S. dollars. While most of our revenue is denominated in U.S. dollars, a portion of our revenue and costs is denominated in other currencies, such as the British pound, the Euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased operating expenses. Similarly, our local currency-based operating expenses will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the U.K. elected to withdraw from the E.U. in a national referendum. In March 2017, the U.K. government formally initiated a withdrawal process, the terms of which are subject to a negotiation period that could last at least two years. The decision has created significant uncertainties and instability in financial and trade markets. As an E.U. member state, the U.K. and U.K.-based businesses have access to strong financial and trade relationships, including the E.U. Single Market. Given the lack of precedent, it is unclear how the withdrawal of the U.K. from the E.U. would affect the U.K.’s access to the E.U. Single Market and other important financial and trade relationships and how it would affect us. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Under current E.U. rules, following a withdrawal, the U.K. would not be able to negotiate bilateral trade agreements with member countries of the E.U. In addition, the withdrawal of the U.K. from the E.U. could significantly affect the fiscal, monetary and regulatory landscape, including with respect to data protection and privacy, within the U.K. and could have a material impact on its economy and the future growth of its various industries. Although it is not possible to predict fully the effects of the withdrawal of the U.K. from the E.U., it could have a material adverse effect on our business.

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

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, in 2015, the Court of Justice of the E.U. invalidated the European Commission’s finding that the Safe Harbor program, in which we previously participated, provided adequate data protection according to E.U. standards. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive and politicized issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel related data, as it pertains to individuals, as a result of differing views on the privacy of such data. Our business could be affected by public concerns in some parts of the world about U.S.-based data processing following revelations of National Security Agency surveillance activities, even though these revelations and activities did not involve Travelport. Our business could receive increased scrutiny upon the effectiveness of the GDPR in the E.U. and its heightened privacy requirements. In addition, we could fail to maintain or adapt to industry standards applicable to our operations, including PCI-DSS. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

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

Enhanced regulation by the E.U. through its newly updated Payment Services Directive may affect eNett and the payment-related services conducted through our Travel Commerce Platform.

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

Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a passive foreign investment company (“PFIC”) for United States federal income tax purposes for our current taxable year ended December 31, 2017. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the United States Internal Revenue Service will not take a contrary position. A non-United States corporation will be a PFIC for any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly value of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. A separate determination must be made after the close of each taxable year as to whether we were a PFIC for that year. Because the value of our assets for purposes of the PFIC test generally will be determined by reference to the market price of our common shares, a significant decrease in the market price of our common shares may cause us to become a PFIC. If we are a PFIC for any taxable year during which a United States Holder holds a common share, certain adverse United States federal income tax consequences could apply to such United States Holder.

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

The market price of our common shares may be highly volatile and could be subject to wide fluctuations. During 2017, the price of our common shares, as reported by NYSE, ranged from a low of $11.38 on April 5, 2017 to a high of $16.17 on October 20, 2017. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to sell their common shares at or above the purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares or result in fluctuations in the price or trading volume of our common shares include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the travel industry or the failure of securities analysts to cover our common shares; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the travel industry generally or individual scandals, specifically, and general market and economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters and Corporate Offices

Our principal executive office is located in Langley in the United Kingdom, under a lease with a term of 20 years that expires in June 2022. We also have an office in Atlanta, Georgia, U.S., under a lease with a term of 12 years that expires in December 2024.

Operations

Our operational business global headquarters are located in Langley, U.K. Our operational business U.S. headquarters are located in Atlanta, Georgia.

In addition, we have leased facilities in 45 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in Atlanta, Georgia and leased offices in Denver, Colorado under a lease expiring in November 2025. As previously announced, during 2017, we consolidated our three existing U.S. technology hubs in Atlanta, Denver and Kansas City into two centers in Atlanta and Denver.

The table below provides a summary of our key facilities, all of which are leased:

Location	Purpose
Langley, United Kingdom	Corporate Headquarters; Operational Business Global Headquarters
Atlanta, Georgia, United States	Operational Business, U.S. Headquarters
Atlanta, Georgia, United States	Data Center and Product Development Center
Denver, Colorado, United States	Product Development Center
Melbourne, Australia; London, United Kingdom; and Singapore	eNett Operational Business Centers

Data Center

We operate an in-house data center out of leased facilities in Atlanta, Georgia, U.S., pursuant to a lease that expires in August 2022, and provide services from other facilities. Our data center powers our Travel Commerce Platform and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Air Lines. We and Delta Air Lines each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area.

We believe that our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Consumer Antitrust Class Action

On July 14, 2015 and July 17, 2015, approximately 24 plaintiffs filed purported class action lawsuits against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. v. Amadeus IT Group, S.A et al.). A consolidated, amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleges violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claim there was a conspiracy among us and the other defendants to impose contract terms on airlines, which the plaintiffs allege had the effect of maintaining higher fees and restricting competition. On January 15, 2016, the defendants moved to dismiss the Amended Complaint. On July 6, 2016, the court granted in part and denied in part defendants’ motion thereby dismissing the plaintiffs’ state law claims for damages in full, but declined to dismiss the plaintiffs’ Sherman Act claim, which seeks injunctive relief. On November 7, 2017, we entered into a settlement agreement with the plaintiffs, which, if approved by the court, would resolve all claims against us. The court granted preliminary approval of the settlement on December 29, 2017, and will consider final approval of the settlement at a hearing on April 23, 2018. At this time, the outcome of this lawsuit cannot be determined, nor can we determine whether the court will grant final approval of the proposed statement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Shares

Our common shares are currently traded on the NYSE under the symbol “TVPT.” The following table sets forth the quarterly high and low sales prices per common share as reported by NYSE for 2017 and 2016. At February 15, 2018, the number of shareholders of record was 27.

2017	High	Low
First Quarter	$14.70	$11.42
Second Quarter	$14.32	$11.38
Third Quarter	$15.86	$13.22
Fourth Quarter	$16.17	$12.74

2016	High	Low
First Quarter	$14.26	$8.50
Second Quarter	$14.82	$11.28
Third Quarter	$15.15	$12.77
Fourth Quarter	$15.14	$12.95

Dividend Policy

We paid a dividend on our common shares in each of the four quarters of 2017 and 2016 of $0.075 per common share. We intend to fund any future dividends from cash generated from our operations. The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our senior secured credit agreement, any future indebtedness or preferred securities or applicable laws and other factors that our Board may deem relevant. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due or (ii) that the realizable value of our assets would thereby be less than our liabilities.

Recent Sales of Unregistered Securities

Since January 1, 2015, we have granted and issued the following securities without registration under the Securities Act of 1933:

Equity Awards

From January 1, 2015 to December 31, 2017, we granted 523,296 restricted share units (“RSUs”) and performance share units (“PSUs”) under our equity compensation plans, and we issued 237,198 common shares under our 2013 Long-Term Management Incentive Program.

We deemed these grants and issuances as exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 or in reliance on Rule 701 of the Securities Act of 1933 as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. For each of the transactions listed above, share certificates were not issued, but appropriate legends were included at each issuance.

Purchases of Equity Securities By the Issuer and Affiliated Purchases

The following is a summary of our repurchases of common shares by month for the year ended December 31, 2017:

			Total number of shares	Maximum number (or
		Average	(or units) purchased as	approximate dollar value) of
	Total number of	price paid	part of publicly	shares (or units) that may yet
	shares (or units)	per share	announced plans or	be purchased under the plans
Period	purchased(a)	(or unit)	programs	or programs
January 1 – 31, 2017	8,916	$14.35	—	—
April 1 – 30, 2017	180,395	$12.50	—	—
July 1 – 31, 2017	5,518	$14.08	—	—
October 1 – 31, 2017	557,705	$15.72	—	—
Total	752,534	$14.92	—	—

(a)	Represents common shares that we withheld to satisfy employees’ tax liabilities attributable to the vesting of RSUs and PSUs.

Performance Graph

The following graph and table show the cumulative total shareholder return of our common shares against the cumulative total returns of the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index from September 25, 2014 and ending December 31, 2017. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe, and the Dow Jones U.S. Travel & Leisure Index measures the performance of U.S. stocks in the travel and leisure sector. The graph and the table depict the result of an investment on September 25, 2014 of $100 in our common shares, the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index, including investment of dividends. Historic share performance is not necessarily indicative of future share price performance.

INDEXED RETURNS

Quarter Ending

Company / Index	Base Period 9/25/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Travelport Worldwide Limited	$100	$100.37	$110.21	$102.71	$85.21	$82.22	$80.69	$85.91	$81.53	$95.59	$90.15	$75.70	$88.99	$102.02	$85.42
Russell 2000 Index	$100	$99.28	$108.94	$113.64	$114.12	$100.52	$104.13	$102.55	$106.44	$116.07	$126.32	$129.43	$132.62	$140.14	$144.82
Dow Jones U.S. Travel & Leisure Index	$100	$100.55	$110.19	$114.47	$110.74	$110.69	$116.69	$119.13	$109.51	$115.69	$125.53	$134.93	$147.84	$144.64	$155.42

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial information and other data as of the dates and for the periods indicated as set out below:

•	The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

•	The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and the related notes thereto not included in this Annual Report on Form 10-K.

In May 2011, we completed the sale of our Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Ltd. (“Kuoni”) which qualified to be reported as discontinued operations. The gain from the disposal of the GTA business and the results of operations of the GTA business were presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows. In connection with this sale, we agreed to indemnify Kuoni up to January 2018 for certain potential liabilities relating to the pre-sale period. An estimate of our obligations under such indemnity is included within our liabilities on our consolidated balance sheets. During the years ended December 31, 2017 and 2013, we either settled certain of our obligations under such indemnity and/or determined that the liabilities would not be payable due to the expiration of the statute of limitations and realized a gain that was included within “Income from discontinued operations, net of tax” in our consolidated statements of operations.

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

Consolidated Statements of Operations Data

	Year ended December 31,
(in $ thousands, except per share data)	2017	2016	2015	2014	2013
Net revenue	$2,447,279	$2,351,356	$2,221,020	$2,148,159	$2,076,358
Operating income	285,889	200,613	190,523	160,950	208,128
Income (loss) from continuing operations before income taxes and share of (losses) earnings in equity method investments	170,503	44,799	48,007	130,912	(196,892)
Net income (loss) from continuing operations	138,273	15,046	20,210	91,300	(206,960)
Net income (loss)	140,280	15,046	20,210	91,300	(202,501)
Net income (loss) attributable to the Company	142,463	16,820	16,332	86,494	(205,956)
Income (loss) per share – Basic:
Income (loss) per share – continuing operations	$1.13	$0.14	$0.13	$1.01	$(4.62)
Basic income (loss) per share	$1.15	$0.14	$0.13	$1.01	$(4.52)
Income (loss) per share – Diluted:
Income (loss) per share – continuing operations	$1.11	$0.13	$0.13	$0.98	$(4.62)
Diluted income (loss) per share	$1.13	$0.13	$0.13	$0.98	$(4.52)
Cash dividends declared per common share	$0.300	$0.300	$0.300	0.075	—

Consolidated Balance Sheets Data

	As of December 31,
(in $ thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$122,039	$139,938	$154,841	$138,986	$153,723
Total current assets (excluding cash and cash equivalents)(1)	316,248	302,313	310,300	272,930	312,361
Property and equipment, net	431,741	431,046	459,848	413,770	428,418
Goodwill and other intangible assets, net	1,898,867	1,904,655	1,915,916	1,930,264	1,971,249
All other non-current assets(1) (2)	89,604	55,977	64,524	135,634	222,517
Total assets	$2,858,499	$2,833,929	$2,905,429	$2,891,584	$3,088,268
Total current liabilities	$646,637	$601,337	$579,090	$555,072	$680,644
Long-term debt(2)	2,165,722	2,281,210	2,363,035	2,384,210	3,528,493
All other non-current liabilities(1)	238,461	287,164	286,162	290,322	189,643
Total liabilities	3,050,820	3,169,711	3,228,287	3,229,604	4,398,780
Total equity (deficit)	(192,321)	(335,782)	(322,858)	(338,020)	(1,310,512)
Total liabilities and equity	$2,858,499	$2,833,929	$2,905,429	$2,891,584	$3,088,268

1.	In the fourth quarter of 2016, we adopted the U.S. GAAP guidance on balance sheet presentation of deferred tax assets and liabilities, whereby all deferred tax assets and liabilities in a jurisdiction, along with any related valuation allowance, were classified as non-current assets or non-current liabilities on the consolidated balance sheet. As of December 31, 2016, we netted $13 million of deferred tax assets and deferred tax liabilities and reclassified $5 million of current deferred tax assets and $0 of current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on our consolidated balance sheets. The prior period information was not retrospectively adjusted.

2.	As of January 1, 2016, we adopted the U.S. GAAP guidance on reclassification of unamortized debt finance costs, previously disclosed as an asset on the consolidated balance sheets, to be presented as a direct deduction from the carrying value of the associated debt liability. As a result, we reclassified our unamortized debt finance costs of $24 million, included within other non-current assets, related to the term loans as of December 31, 2015 and presented these costs as a deduction from the carrying value of the long-term debt. The corresponding amounts shown above for non-current assets and long-term debt as of December 31, 2014 and 2013 have not been restated to deduct unamortized debt finance costs of $28 million for each of the balance sheet date, since the impact of the adoption of this guidance was not material to our consolidated financial statements.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,
(in $ thousands)	2017	2016	2015	2014	2013
Net cash provided by operating activities	$317,662	$299,019	$262,223	$58,451	$100,471
Net cash (used in) provided by investing activities	(120,947)	(122,469)	(166,311)	225,999	(96,003)
Net cash (used in) provided by financing activities	(215,750)	(190,747)	(78,037)	(297,383)	39,607
Effects of changes in exchange rates on cash and cash equivalents	1,136	(706)	(2,020)	(1,804)	(179)
Net (decrease) increase in cash and cash equivalents	$(17,899)	$(14,903)	$15,855	$(14,737)	$43,896

Selected Quarterly Consolidated Financial Data—Unaudited

Provided below is selected unaudited quarterly financial data for 2017 and 2016:

	2017
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$650,763	$612,107	$610,842	$573,567
Cost of revenue	386,837	369,708	388,027	361,438
Operating income	98,870	73,850	60,739	52,430
Net income from continuing operations	55,863	34,366	4,681	43,363
Net income	55,863	34,366	4,681	45,370
Net income attributable to the Company	56,106	34,927	4,850	46,580
Income per share from continuing operations:
Basic	0.45	0.28	0.04	0.36
Diluted	0.45	0.28	0.04	0.35

	2016
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$609,263	$605,905	$590,756	$545,432
Cost of revenue	362,677	376,605	351,534	339,830
Operating income	79,868	37,760	62,235	20,750
Net income (loss)	17,181	(14,429)	21,404	(9,110)
Net income (loss) attributable to the Company	16,585	(14,831)	20,838	(5,772)
Income (loss) per share from continuing operations:
Basic	0.13	(0.12)	0.17	(0.05)
Diluted	0.13	(0.12)	0.17	(0.05)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2017, 2016 and 2015 should be read in conjunction with our consolidated financial statements and accompanying notes reported in accordance with U.S. GAAP and included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in our proprietary B2B travel commerce platform. In 2017, we processed approximately $83 billion of travel spending. We continue to strategically invest in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.

We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the year ended December 31, 2017, Air, Beyond Air and Technology Services represented approximately 70%, 26% and 4%, respectively, of our net revenue.

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

We also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.

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

Technology Services

We provide critical hosting services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta. In addition, until April 2017, we owned 51% of IGTS, a technology development services provider based in Gurgaon, India that was used for both internal and external software development. We divested our 51% interest in IGTS in April 2017.

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

The table below sets forth our performance metrics:

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
(in $ thousands, except per share data, Reported Segments and RevPas)	2017	2016		%	2016	2015		%
Net revenue	$2,447,279	$2,351,356	$95,923	4	$2,351,356	$2,221,020	$130,336	6
Operating income	285,889	200,613	85,276	43	200,613	190,523	10,090	5
Net income	140,280	15,046	125,234	*	15,046	20,210	(5,164)	(26)
Income per share – diluted (in $)	1.13	0.13	1.00	*	0.13	0.13	—	—
Adjusted EBITDA (1)	590,013	574,349	15,664	3	574,349	535,027	39,322	7
Adjusted Operating Income (2)	351,606	340,898	10,708	3	340,898	305,319	35,579	12
Adjusted Net Income (3)	181,174	154,494	26,680	17	154,494	122,345	32,149	26
Adjusted Income per Share – diluted (4) (in $)	1.44	1.23	0.21	17	1.23	1.00	0.23	23
Net cash provided by operating activities	317,662	299,019	18,643	6	299,019	262,223	36,796	14
Free Cash Flow (5)	200,148	191,559	8,589	4	191,559	156,128	35,431	23
Reported Segments (in thousands)	342,578	338,344	4,234	1	338,344	341,552	(3,208)	(1)
Travel Commerce Platform RevPas (in $)	$6.83	$6.59	$0.24	4	$6.59	$6.13	$0.46	7

*	Percentage calculated not meaningful

(1)	Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes.

(2)	Adjusted Operating Income (Loss) is defined as Adjusted EBITDA less depreciation and amortization of property and equipment and amortization of customer loyalty payments.

(3)	Adjusted Net Income (Loss) is defined as net income (loss) excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of losses in equity method investments and items that are excluded under our debt covenants, such as gain on sale of shares of Orbitz Worldwide, gain (loss) on the sale of a subsidiary, income (loss) from discontinued operations, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions. The impact of U.S. Tax Reforms has been excluded when determining Adjusted Net Income for the year ended December 31, 2017 (see Note 3—Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K).

(4)	Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.

(5)	Free Cash Flow is defined as net cash provided by (used in) operating activities, less cash used for additions to property and equipment.

We utilize non-GAAP (or adjusted) financial measures, including Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share—diluted, to provide useful supplemental information to assist investors in understanding and assessing our performance and financial results on the same basis that management uses internally. These adjusted financial measures provide investors greater transparency with respect to key metrics used by management to evaluate our core operations, forecast future results, determine future capital investment allocations and understand business trends within the industry. Adjusted Operating Income (Loss) and Adjusted Net Income (Loss) per Share—diluted metrics are also used by our Board of Directors to determine incentive compensation for future periods. Management believes the adjusted financial measures assist investors in the comparison of financial results between periods as such measures exclude certain items that management believes are not reflective of our core operating performance consistent with how management reviews the business.

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

The following table provides a reconciliation of net income to Adjusted Net Income and to Adjusted EBITDA:

	Year Ended December 31,
(in $ thousands)	2017	2016	2015
Net income	$140,280	$15,046	$20,210
Adjustments:
Amortization of acquired intangible assets(1)	40,854	47,095	71,567
Gain on sale of a subsidiary	(1,217)	—	—
Loss on early extinguishment of debt	5,366	4,333	—
Equity-based compensation and related taxes	34,739	31,788	28,875
Corporate and restructuring costs(2)	24,998	38,772	19,226
Impairment of long-lived assets (3)	1,763	11,152	—
Income from discontinued operations	(2,007)	—	—
Share of losses in equity method investments	—	—	671
Gain on sale of shares of Orbitz Worldwide	—	—	(6,271)
Other – non cash(4)	(42,401)	17,646	(13,527)
Tax impact of adjustments and U.S. Tax Reforms(5)	(21,201)	(11,338)	1,594
Adjusted Net Income	181,174	154,494	122,345
Adjustments:
Interest expense, net(6)	117,001	145,313	157,442
Remaining provision for income taxes	53,431	41,091	25,532
Adjusted Operating Income	351,606	340,898	305,319
Adjustments:
Depreciation and amortization of property and equipment	163,756	162,314	162,661
Amortization of customer loyalty payments	74,651	71,137	67,047
Adjusted EBITDA	$590,013	$574,349	$535,027

(1)	Relates to intangible assets acquired in the sale of Travelport to The Blackstone Group (“Blackstone”) in 2006 and from the acquisition of Worldspan in 2007.

(2)	Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activity (see Note 9—Restructuring Charges to our consolidated financial statements included in this Annual Report on Form 10-K).

(3)	Impairment of long-lived assets relates to $1 million impairment of property and equipment and a $1 million impairment of customer loyalty payments for the year ended December 31, 2017, and for the year ended December 31, 2016, primarily relates to an $8 million impairment of property and equipment and a $3 million impairment of customer loyalty payments.

(4)	Other—non cash includes (i) unrealized (gains) losses on foreign currency derivative contracts of $(31) million, $11 million and $(2) million for the years ended December 31, 2017, 2016 and 2015, respectively, (ii) unrealized (gains) losses on interest rate derivative contracts of $(6) million, $6 million and $(9) million for the years ended December 31, 2017, 2016 and 2015, respectively, (iii) $8 million related to revenue deferred in previous years for the year ended December 31, 2017, and (iv) other losses (gains) of $2 million, $1 million and $(3) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)	Tax impact of adjustments primarily relates to the gain on sale of a subsidiary, equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts and is calculated at the rate applicable for the jurisdiction in which the adjusting item arose. Additionally, a benefit of $24 million arising from the U.S. Tax Reforms has been excluded when determining the Adjusted Net Income for the year ended December 31, 2017 (see Note 3—Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K).

(6)	Interest expense, net, excludes the impact of unrealized (gains) losses on interest rate derivative contracts of $(6) million, $6 million and $(9) million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included within “Other—non cash”.

The following table provides a reconciliation of income per share – diluted to Adjusted Income per Share—diluted:

	Year Ended December 31,
(in $)	2017	2016	2015
Income per share – diluted	$1.13	$0.13	$0.13
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.31	1.10	0.87
Adjusted Income per Share – diluted	$1.44	$1.23	$1.00

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

For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”

Factors Affecting Our Results of Operations

Factors Affecting Our Industry Generally

Factors affecting our industry generally and our results of operations include:

•	Macroeconomic and Travel Industry Conditions: Our business model is primarily transaction based and is not based on end-user pricing. Our business and results of operations are, therefore, dependent upon travel volumes, particularly air passengers, and, to an increasing degree, non-air travel volumes, that are affected by general macroeconomic conditions. These conditions include the rate of growth in GDP, the availability and cost of consumer finance, interest and exchange rates, unemployment levels, fuel prices and terrorism, as well as other factors that may affect the travel and tourism industry. The overall impact on the travel and tourism industry of these and other factors can also be influenced by travelers’ perception of, and reaction to, the scope, severity and timing of such conditions. The travel industry has historically shown strong and resilient growth, typically outperforming general macroeconomic performance. Based on IATA Traffic data, scheduled air passenger volume growth has outperformed global GDP growth by approximately two times since 2005.

•	Pricing Trends for Air Travel Distribution: In recent years, the airline industry, especially in the United States and Europe, has undergone a rapid wave of consolidation, resulting in capacity moderation and increased pricing power for airlines. Airlines around the world also are addressing factors such as fluctuations in fuel and increases in labor and operating costs, which are putting pressure on their margins. Although network airlines are focused on reducing overhead costs, such as the cost of distribution through a traditional GDS, they are also looking for ways to increase their yield through sales of ancillaries, sales to higher-yield passengers, such as business travelers, and growing the number of higher value bookings outside of their home markets. Our Travel Commerce Platform enables airlines to substantially increase their distribution reach through away bookings, which we price at a premium to home bookings. As this part of our business grows, our financial performance will benefit. Our Travel Commerce Platform offers a broad portfolio of value-added functionalities that enables airlines to effectively pursue these revenue enhancing initiatives. The ability of our platform to add this value is unique in the indirect distribution channel, which allows us to enter into value-linked pricing of airline contracts that shift the focus of the negotiation away from cost and onto value creation. As a result, we have been able to grow our RevPas over the last three years even when traditional GDS air segment fees have been under pressure.

We believe that securing the content of the world’s leading airlines is value-enhancing for our Travel Commerce Platform, and as a result, we have entered into full content agreements and agreements for our Rich Content and Branding airline merchandising solutions with an increasing number of airlines over recent years. We have full content or distribution parity agreements with approximately 165 airlines, including LCCs, and over 250 airlines are utilizing our merchandising solutions worldwide. Our full content or distribution parity agreements accounted for 77% of our Air revenue for the year ended December 31, 2017. We offer airlines a discount for giving us access to this content. Contracts with airlines that do not provide us with this preferential access include terms that generally allow us to increase segment fees on thirty days’ notice. Our airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently.

Certain airlines have started to develop their own offerings tailored to our travel agencies, often using new distribution capabilities promoted by IATA, and imposing surcharges on GDS channel bookings. We have negotiated new agreements containing revised business models and price points with surcharging carriers while procuring the content available from these carriers, resulting in increased fees for surcharged bookings. The mix of types of airline agreements on our Travel Commerce Platform will continue to impact our revenue. Our value-based pricing model has been instrumental in driving RevPas growth in recent years.

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

•	Consolidations Within the Travel Industry: The travel industry has experienced consolidation, including airline mergers and alliances, as well as among travel agencies. Examples in the airline industry include the merger of United Airlines and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. We have been impacted by consolidations within the airline industry in the past. Further consolidation among airlines could increase our customer concentration, reduce airline seat capacity and increase the negotiating ability of airline travel providers.

The travel industry also has experienced consolidation among travel agencies, including large OTAs. For example, in 2015, Expedia acquired Orbitz Worldwide and Travelocity. Further consolidation among travel agencies could increase our customer concentration and increase the ability of travel agencies to negotiate higher incentives or customer loyalty payments.

•	Growing Demand for Improved Distribution in the Fragmented Hotel Industry: The hotel industry remains highly fragmented, with the top ten global hotel chains representing less than 30% of room revenue in every region except North America and Australasia, according to Euromonitor International. The majority of hotels that currently distribute through traditional GDSs consist of large chain hotels that represent a small percentage of total hotel inventory. Independent hotels, as well as small and mid-size chain hotels, have been historically left outside of the traditional GDS distribution channel primarily due to technology connectivity issues. Developments in technology and the ability to aggregate hotel content from OTAs through meta-search technology, however, have created a significant opportunity for growth in this area of distribution, including targeting business travelers. We have already seen the impact of these trends through the growth in our hotel bookings and believe we are well positioned to meet the growing needs of independent hotels and small- to medium-sized chain hotels through our specifically tailored technology solutions.

•	Growth in Technology-Enabled B2B Payment Solutions: Traditionally, travel payments from travel agencies to travel providers have been settled through a variety of methods, such as cash, EFTs, corporate cards, lodge cards and other methods. Each of these traditional payment methods bears numerous inefficiencies as well as significant credit-related and fraud-related risks that are costly and time consuming creating an opportunity for an alternative innovative model, such as VANs. Growth in technology-enabled B2B payment solutions benefits us directly through our majority ownership of eNett. In 2017, eNett generated revenue of $194 million, representing a 29% increase from 2016. We expect eNett to increase its penetration rate in the travel industry and continue to increase its share of our revenue growth.

Factors Affecting the Company

Factors affecting our results of operations, but not necessarily our entire industry, include:

•	Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in percentages)	2017	2016	2015
Asia Pacific	24	23	22
Europe	32	32	30
Latin America and Canada	5	5	5
Middle East and Africa	13	13	14
International	74	73	71
United States	26	27	29
Travel Commerce Platform	100	100	100

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

•	Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 38,000 car rental locations, approximately 50 cruise-line and tour operators and 14 major rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the year ended December 31, 2017.

In general, our business is characterized by multi-year travel provider and travel agency contracts. In 2017, we had 59 planned airline contract renewals, and we successfully renewed substantially all of such contracts. We currently have 50 and 77 planned airline contract renewals in 2018 and 2019, respectively, including contracts which roll on an annual basis. Travel agency contracts representing approximately 27%, 11% and 62% of 2017 revenue are up for renewal in 2018, 2019, and beyond, respectively. We cannot guarantee that we will be able to renew our travel provider or travel agency agreements in the future on favorable economic terms, or at all.

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

Technology Services

We collect fees, generally on a monthly basis under long-term contracts, for providing critical hosting solutions and other services to airlines such as shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.

Cost of Revenue

Cost of revenue consists primarily of:

•	Commissions: Payments or other consideration to travel agencies and NDCs for reservations made on our Travel Commerce Platform that accrue on a monthly basis. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract and includes customer loyalty payments. The variable and amortized portion of the upfront incentive consideration is recorded within cost of revenue. Cost of revenue also includes incentive considerations to travel agencies and bank service charges for payment solutions.

•	Technology Costs: The direct technology costs related to revenue production, consisting of the maintenance and development costs for the mainframes, servers and software that is the shared infrastructure used to run our Travel Commerce Platform and Technology Services. Such costs consist of:

•	service contracts with IBM, Cisco and other technology service providers, including on-site around-the-clock support for computer equipment and the cost of software licenses used to run our Travel Commerce Platform and our data center;

•	other operating costs associated with running our Travel Commerce Platform, including facility and other running costs of our data center;

•	telecommunication and technology costs related to maintaining the networks between us and our travel providers and our hosting solutions; and

•	salaries and benefits paid to employees and fees paid to third-party IT development companies for the development, delivery and implementation of software; the maintenance of mainframes, servers and software used in our data center; and costs related to call center operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of (i) workforce-related expenses for sales, finance, legal, human resources and administrative support employees, (ii) non-workforce expenses, including accounting, tax and other professional services fees, legal related costs, bad debt expense, realized foreign exchange gains or losses and other miscellaneous items and (iii) non-core corporate costs, including costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives.

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

Interest Expense, net

Interest expense, net is primarily comprised of (i) interest expense on our borrowings, financial expense on hedging derivatives and the amortization of debt discount and deferred financing fees, less (ii) financial income received from our hedging derivatives and interest earned from short-term investments and bank deposits, plus/less (iii) the change in the fair value of derivatives that do not qualify for hedge accounting.

Gain (Loss) on Early Extinguishment of Debt

Gain (loss) on early extinguishment of debt is primarily comprised of (i) gain (loss) on extinguishment of debt, (ii) unamortized debt finance costs and debt discounts written-off and (iii) early repayment penalties related to our financing arrangements.

Provision of Income Taxes

Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S. and the U.K., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains which are not subject to tax, (v) the impact of return-to-provision adjustments, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.

On December 22, 2017, the U.S. government enacted the U.S. Tax Reforms that made significant changes to the U.S. tax code affecting our provision for income taxes for 2017 and future years due to several changes, including (i) a reduction in the U.S. federal corporate tax rate from 35% to 21%; (ii) a transition tax on certain unremitted earnings of foreign subsidiaries; (iii) the repeal of the alternative minimum tax (“AMT”) and change in how existing AMT credit carry forwards can be realized; and (iv) accelerated depreciation of qualifying capital expenditures.

On November 16, 2017, the U.K. government enacted significant changes to U.K. tax legislation concerning the tax deductibility of interest. In line with recommendations set out by the OECD-led proposals on international corporate taxation, effective April 1, 2017, a new cap on relief for interest has been introduced that affects our provision for income taxes for 2017 and future years.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$2,447,279	$2,351,356	$95,923	4
Costs and expenses
Cost of revenue	1,506,010	1,430,646	75,364	5
Selling, general and administrative	448,070	510,688	(62,618)	(12)
Depreciation and amortization	207,310	209,409	(2,099)	(1)
Total costs and expenses	2,161,390	2,150,743	10,647	—
Operating income	285,889	200,613	85,276	43
Interest expense, net	(111,237)	(151,481)	40,244	27
Gain on sale of a subsidiary	1,217	—	1,217	*
Loss on early extinguishment of debt	(5,366)	(4,333)	(1,033)	(24)
Income from continuing operations before income taxes	170,503	44,799	125,704	*
Provision for income taxes	(32,230)	(29,753)	(2,477)	(8)
Net income from continuing operations	138,273	15,046	123,227	*
Income from discontinued operations, net of tax	2,007	—	2,007	*
Net income	$140,280	$15,046	$125,234	*

*	Percentage calculated not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Air	$1,701,097	$1,651,316	$49,781	3
Beyond Air	640,038	579,133	60,905	11
Travel Commerce Platform	2,341,135	2,230,449	110,686	5
Technology Services	106,144	120,907	(14,763)	(12)
Net revenue	$2,447,279	$2,351,356	$95,923	4

For the year ended December 31, 2017, net revenue increased by $96 million, or 4%, compared to the year ended December 31, 2016. This increase was due to an increase in Travel Commerce Platform revenue of $111 million, or 5%, offset by a decrease in Technology Services revenue of $15 million, or 12%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Year Ended
	December 31,		Change
	2017	2016		%
Travel Commerce Platform RevPas (in $)	$6.83	$6.59	$0.24	4
Reported Segments (in thousands)	342,578	338,344	4,234	1

The increase in Travel Commerce Platform revenue of $111 million, or 5%, was due to a $50 million, or 3%, increase in Air revenue and a $61 million, or 11%, increase in Beyond Air revenue. Overall, there was a 4% increase in Travel Commerce Platform RevPas and a 1% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $82.7 billion for the year ended December 31, 2017 from $78.8 billion for the year ended December 31, 2016 primarily due to an increase in the value and volume of transactions in payment solutions and an increase in International Reported Segments. Our percentage of Air segment revenue from away bookings remained stable at 67%. Our hospitality segments per 100 airline tickets issued decreased to 46 from 47 primarily due to change in mix of Air bookings. Our hotel room nights and car rental days sold grew by 4% and 12%, respectively, and were 68 million and 106 million, respectively, for the year ended December 31, 2017.

The table below sets forth Travel Commerce Platform revenue by region:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016		%
Asia Pacific	$565,246	$512,521	$52,725	10
Europe	753,462	722,058	31,404	4
Latin America and Canada	109,632	106,834	2,798	3
Middle East and Africa	311,813	290,068	21,745	7
International	1,740,153	1,631,481	108,672	7
United States	600,982	598,968	2,014	—
Travel Commerce Platform	$2,341,135	$2,230,449	$110,686	5

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
(in $ thousands)	2017	2016		%	2017	2016		%
Asia Pacific	69,922	66,674	3,248	5	$8.08	$7.69	$0.39	5
Europe	83,202	82,515	687	1	9.06	$8.75	$0.31	3
Latin America and Canada	18,168	17,377	791	5	6.03	$6.15	$(0.12)	(2)
Middle East and Africa	37,125	37,387	(262)	(1)	8.40	$7.76	$0.64	8
International	208,417	203,953	4,464	2	8.35	$8.00	$0.35	4
United States	134,161	134,391	(230)	—	4.48	$4.46	$0.02	—
Travel Commerce Platform	342,578	338,344	4,234	1	$6.83	$6.59	$0.24	4

International

Our International Travel Commerce Platform revenue increased $109 million, or 7%, due to a 4% increase in RevPas and a 2% increase in Reported Segments. The increase in RevPas was a result of growth in our Air and Beyond Air offerings. The increase in Air was mainly due to the increase in Reported Segments, improved pricing and a $9 million recognition of revenue deferred in previous years, partially offset by a decline due to mix. The increase in Beyond Air revenue was primarily driven by growth in payment solutions, hospitality and advertising and digital services. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 74% for the year ended December 31, 2017 compared to 73% for the year ended December 31, 2016.

Asia Pacific

Revenue in Asia Pacific increased $53 million, or 10%, due to a 5% increase in both Reported Segments and RevPas. Reported Segments increased primarily due to growth in India, Hong Kong and Indonesia, partially offset by a decline in Australia resulting from the loss of a travel agency. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air.

Europe

Revenue in Europe increased $31 million, or 4%, primarily due to a 3% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions and digital solutions in Beyond Air.

Latin America and Canada

Revenue in Latin America and Canada increased by $3 million, or 3%, due to a 5% increase in Reported Segments, offset by a 2% decrease in RevPas.

Middle East and Africa

Revenue in the Middle East and Africa increased by $22 million, or 7% due to an 8% increase in RevPas offset by a 1% decrease in Reported Segments. The increase in RevPas was mainly due to a $9 million recognition of revenue deferred in previous years, revenue growth in Air and growth in payment solutions and digital solutions in Beyond Air.

United States

Revenue in the United States increased $2 million, due to an increase in Beyond Air revenue, driven by growth in hospitality and advertising, partially offset by lower Air revenue. RevPas and Reported Segments remained stable.

Technology Services

Technology Services revenue decreased $15 million, or 12%, primarily due to the sale of IGTS in April 2017.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$1,184,532	$1,104,005	$80,527	7
Technology costs	321,478	326,641	(5,163)	(2)
Cost of revenue	$1,506,010	$1,430,646	$75,364	5

Cost of revenue increased by $75 million, or 5%, as a result of an $81 million, or 7%, increase in commission costs, partially offset by a $5 million, or 2%, decrease in technology costs. Commissions increased due to a 1% increase in Reported Segments, a 4% increase in travel distribution costs per segment and incremental commissions costs from our payment solutions business. The increase in travel distribution costs per segment was driven by an increase in pricing and higher volume related incentives; offset by our acquisition of our distributor in Japan and the positive impact of an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent recorded during the year ended December 31, 2016. Commissions include amortization of customer loyalty payments of $68 million and $71 million for the years ended December 31, 2017 and 2016, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $5 million, or 2%, due to reduced costs resulting from the sale of IGTS in April 2017, partially offset by higher investments in technology.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$346,417	$330,532	$15,885	5
Non-workforce	72,957	86,966	(14,009)	(16)
Sub-total	419,374	417,498	1,876	—
Non-core corporate costs	28,696	93,190	(64,494)	(69)
SG&A	$448,070	$510,688	$(62,618)	(12)

SG&A expenses decreased by $63 million, or 12%, during the year ended December 31, 2017 compared to December 31, 2016. SG&A expenses include $29 million and $93 million of charges for the years ended December 31, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 increased by $2 million. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $16 million, or 5%, primarily due to an increase in headcount and merit increases, partially offset by lower employee incentive costs and favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications, marketing and foreign exchange related costs, decreased $14 million, or 16%, primarily due to realized foreign exchange gains in 2017 and reduced administrative expense.

Non-core corporate costs of $29 million and $93 million for the years ended December 31, 2017 and 2016, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of $64 million, or 69%, is due to a $43 million favorable movement in the fair value of unrealized foreign currency derivative contracts, a $14 million decrease in corporate and restructuring costs and a $10 million decrease in impairment on property and equipment, offset by a $3 million increase in equity-based compensation expense.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Depreciation on property and equipment	$166,456	$162,314	$4,142	3
Amortization of acquired intangible assets	40,854	47,095	(6,241)	(13)
Total depreciation and amortization	$207,310	$209,409	$(2,099)	(1)

Total depreciation and amortization decreased by $2 million, or 1%. Depreciation on property and equipment increased by $4 million, or 3%, due to additional assets being depreciated upon their transfer from construction in progress to capitalized software. Amortization of acquired intangible assets decreased by $6 million, or 13%, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net

Interest expense, net, decreased by $40 million, or 27%, primarily due to (i) a $25 million decrease related to lower interest rates on term loans outstanding under our senior secured credit agreement, (ii) a $10 million net favorable impact of fair value changes on our interest rate swap derivative contracts and (iii) a $7 million decrease related to our reduced outstanding debt balance.

Gain on Sale of a Subsidiary

In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of $18 million and recorded a gain on the sale of such subsidiary of $1 million.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2017, we voluntarily prepaid $124 million principal amount of the term loans outstanding under our senior secured credit agreement. Further, we amended our senior secured credit agreement under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our term loans by 125 basis points. In connection with these amendments, certain lenders were replaced by new lenders under the revolving credit facility and certain term loan lenders were repaid partially or in full. These transactions resulted in a $5 million loss on early extinguishment of debt.

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

Provision for Income Taxes

Our tax provision differs from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions (iv) certain income or gains which are not subject to tax, (v) the impact of return-to-provision adjustments, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.

The U.S. Tax Reforms (i) reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, resulting in an increased tax charge due to a decrease in our deferred tax asset of $51 million, fully offset by the release of the associated valuation allowance and an income tax benefit from the remeasurement of deferred tax liabilities of $22 million and (ii) repealed the AMT regime and allowed for AMT credit carry forwards to be offset against future regular tax liabilities, resulting in a benefit of $2 million related to the release of a valuation allowance held on these AMT credit carry forwards. For the year ended December 31, 2017, (i) under the Deemed Repatriation Transition Tax (the “Transition Tax”) on unremitted earnings of our foreign subsidiaries, we determined provisional Transition Tax income of $6 million (tax of approximately $2 million), which was fully offset using U.S. federal net operating losses (“NOLs”), and (ii) we determined a provisional impact of $3 million from the accelerated depreciation of qualifying capital expenditure, which is fully equalized and has no net impact on the tax charge. Our provision for income taxes for the year ended December 31, 2017 also includes an increased tax charge of $7 million resulting from changes to U.K. tax legislation enacted in 2017 that limits the relief for interest expense.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,		Change
(in $ thousands)	2016	2015	$	%
Net revenue	$2,351,356	$2,221,020	$130,336	6
Costs and expenses
Cost of revenue	1,430,646	1,340,405	90,241	7
Selling, general and administrative	510,688	455,864	54,824	12
Depreciation and amortization	209,409	234,228	(24,819)	(11)
Total costs and expenses	2,150,743	2,030,497	120,246	6
Operating income	200,613	190,523	10,090	5
Interest expense, net	(151,481)	(148,787)	(2,694)	(2)
Gain on sale of shares of Orbitz Worldwide	—	6,271	(6,271)	(100)
Loss on early extinguishment of debt	(4,333)	—	(4,333)	*
Income from continuing operations before income taxes and share of losses in equity method investments	44,799	48,007	(3,208)	(7)
Provision for income taxes	(29,753)	(27,126)	(2,627)	(10)
Share of losses in equity method investments	—	(671)	671	100
Net income	$15,046	$20,210	$(5,164)	(26)

Net Revenue

Net revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2016	2015	$	%
Air	$1,651,316	$1,603,302	$48,014	3
Beyond Air	579,133	491,855	87,278	18
Travel Commerce Platform	2,230,449	2,095,157	135,292	6
Technology Services	120,907	125,863	(4,956)	(4)
Net revenue	$2,351,356	$2,221,020	$130,336	6

For the year ended December 31, 2016, net revenue increased by $130 million, or 6%, compared to the year ended December 31, 2015. This increase was driven by an increase in Travel Commerce Platform revenue $135 million, or 6%.

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

The table below sets forth Travel Commerce Platform revenue by region:

	Year Ended
	December 31,		Change
(in $ thousands)	2016	2015		%
Asia Pacific	$512,521	$459,557	$52,964	12
Europe	722,058	634,238	87,820	14
Latin America and Canada	106,834	99,228	7,606	8
Middle East and Africa	290,068	289,477	591	—
International	1,631,481	1,482,500	148,981	10
United States	598,968	612,657	(13,689)	(2)
Travel Commerce Platform	$2,230,449	$2,095,157	$135,292	6

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
(in $ thousands)	2016	2015		%	2016	2015		%
Asia Pacific	$66,674	$63,537	3,137	5	$7.69	$7.23	$0.46	6
Europe	82,515	81,350	1,165	1	$8.75	$7.80	0.95	12
Latin America and Canada	17,377	16,881	496	3	$6.15	$5.88	0.27	5
Middle East and Africa	37,387	38,550	(1,163)	(3)	$7.76	$7.51	0.25	3
International	203,953	200,318	3,635	2	$8.00	$7.40	0.60	8
United States	134,391	141,234	(6,843)	(5)	$4.46	$4.34	0.12	3
Travel Commerce Platform	$338,344	$341,552	(3,208)	(1)	$6.59	$6.13	$0.46	7

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

SG&A expenses increased by $55 million, or 12%, during the year ended December 31, 2016 compared to December 31, 2015. SG&A expenses include $93 million and $43 million of charges for the years ended December 31, 2016 and 2015, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased by $5 million, or 1%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $19 million, or 6%, primarily as a result of increased wages and benefits due to headcount increases related to the expansion of our Travel Commerce Platform through acquisitions and go-to-market capabilities and merit increases, partially offset by favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $15 million, or 14%, primarily due to lower realized foreign exchange losses and reduced administrative expenses.

Non-core corporate costs of $93 million and $43 million for the years ended December 31, 2016 and 2015, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $50 million, or 116%, is primarily due to a $20 million increase in corporate and restructuring costs, which primarily relate to restructuring costs relating to our technology transformation program, a $13 million fluctuation in unrealized foreign exchange gains and losses on foreign currency derivative contracts, an $11 million of impairment of long-lived assets recognized in 2016 and a $3 million increase in equity-based compensation.

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

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of December 31, 2017, 2016 and 2015, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:

	Year Ended
	December 31,
(in $ thousands)	2017	2016	2015
Cash and cash equivalents	$122,039	$139,938	$154,841
Revolving credit facility availability	141,729	116,313	101,280

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

The table below sets forth our working capital as of December 31, 2017 and 2016, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:

	Asset (Liability)
	December 31,	December 31,
(in $ thousands)	2017	2016	Change
Accounts receivable, net	$206,524	$218,224	$(11,700)
Accrued commissions and incentives	(282,954)	(267,488)	(15,466)
Deferred revenue and prepaid incentives, net	(31,419)	(32,741)	1,322
Cash and cash equivalents	122,039	139,938	(17,899)
Accounts payable and employee related	(145,140)	(144,657)	(483)
Accrued interest	(12,010)	(15,215)	3,205
Current portion of long-term debt	(64,291)	(63,558)	(733)
Taxes	(2,823)	9,618	(12,441)
Other assets (liabilities), net	1,724	(3,207)	4,931
Working Capital	$(208,350)	$(159,086)	$(49,264)
Consolidated Balance Sheets:
Total current assets	$438,287	$442,251	$(3,964)
Total current liabilities	(646,637)	(601,337)	(45,300)
Working Capital	$(208,350)	$(159,086)	$(49,264)

As of December 31, 2017, we had a working capital net liability of $208 million compared to $159 million as of December 31, 2016. The increase of $49 million is primarily due to an $18 million decrease in cash and cash equivalents as discussed in “Cash flows” below, a $15 million decrease in accrued commission and incentives, a $12 million decrease in accounts receivable, net, a $12 million increase in taxes payable, partially offset by a $5 million increase in other assets (liabilities), net, and a $3 million decrease in accrued interest.

The table below sets forth information on our accounts receivable:

	December 31,	December 31,
	2017	2016	Change
Accounts receivable, net (in $ thousands)	$206,524	$218,224	$(11,700)
Accounts receivable, net – Days Sales Outstanding (“DSO”)	37	39	(2)

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2017, Air revenue accounted for approximately 70% of our revenue; however, only 45% of our outstanding receivables related to customers using ACH as of December 31, 2017. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 37 DSO as of December 31, 2017, as compared to 39 DSO as of December 31, 2016. Higher collectability of receivables in the month of December 2017 compared to December 2016 and the reduction in receivables related to IGTS contributed primarily to the decrease in our accounts receivables, net, balance.

We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2017, our commission costs increased by $81 million, or 7%; similarly, the balance in accrued commissions and incentives increased by $15 million, or 6%, primarily due to the timing of payments to third parties.

The table below sets forth our working capital as of December 31, 2016 and 2015, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:

	Asset (Liability)
	December 31,	December 31,
(in $ thousands)	2016	2015	Change
Accounts receivable, net	$218,224	$205,686	$12,538
Accrued commissions and incentives	(267,488)	(241,358)	(26,130)
Deferred revenue and prepaid incentives, net	(32,741)	(9,340)	(23,401)
Cash and cash equivalents	139,938	154,841	(14,903)
Accounts payable and employee related	(144,657)	(153,349)	8,692
Accrued interest	(15,215)	(18,800)	3,585
Current portion of long-term debt	(63,558)	(74,163)	10,605
Taxes	9,618	16,850	(7,232)
Other (liabilities) assets, net	(3,207)	5,684	(8,891)
Working Capital	$(159,086)	$(113,949)	$(45,137)
Consolidated Balance Sheets:
Total current assets	442,251	465,141	(22,890)
Total current liabilities	(601,337)	(579,090)	(22,247)
Working Capital	$(159,086)	$(113,949)	$(45,137)

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

The table below sets forth information on our accounts receivable:

	December 31,	December 31,
	2016	2015	Change
Accounts receivable, net (in $ thousands)	$218,224	$205,686	$12,538
Accounts receivable, net – DSO	39	38	1

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

We pay commissions to travel agencies on varying contractual terms, including payments made on a monthly, quarterly, semi-annual and annual basis. For the year ended December 31, 2016, our commissions increased by $75 million, or 7%; similarly, the balance in accrued commissions and incentives increased by $27 million, or 11%, primarily due to the timing of payments to third parties.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in $ thousands)	2017	2016	2015
Cash provided by (used in):
Operating activities	$317,662	$299,019	$262,223
Investing activities	(120,947)	(122,469)	(166,311)
Financing activities	(215,750)	(190,747)	(78,037)
Effect of exchange rate changes	1,136	(706)	(2,020)
Net (decrease) increase in cash and cash equivalents	$(17,899)	$(14,903)	$15,855

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

As of December 31, 2017, we had $122 million of cash and cash equivalents, a decrease of $18 million compared to December 31, 2016. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Operating Activities: For the year ended December 31, 2017, cash provided by operating activities was $318 million compared to $299 million for the year ended December 31, 2016. The increase of $19 million is primarily a result of the increase in operating income, the positive impact from fluctuations in working capital and lower cash interest payments.

Investing Activities: During the year ended December 31, 2017, cash used in investing activities of $121 million was primarily due to $118 million of cash used to purchase property and equipment and a $3 million net cash outflow related to the sale of IGTS. During the year ended December 31, 2016, cash used in investing activities of $122 million was primarily due to $107 million of cash used to purchase property and equipment and $15 million of net cash consideration paid for the acquisition of our distributor in Japan.

Our investing activities for the years ended December 31, 2017 and 2016 include:

	Year ended
	December 31,
(in $ thousands)	2017	2016	Change
Cash additions to software developed for internal use	$93,829	$81,741	$12,088
Cash additions to computer equipment and other	23,685	25,719	(2,034)
Total	$117,514	$107,460	$10,054

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of capital lease and other indebtedness obligations. For the years ended December 31, 2017 and 2016, we repaid capital lease and other indebtedness obligations of $43 million and $62 million, respectively, which are primarily related to assets within our data center. We finance these investments over an average period of 3 to 5 years in line with the expected life of the equipment. Our total Capital Expenditures were $161 million and $170 million for the years ended December 31, 2017 and 2016, respectively.

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center, enhancing our search technology and capabilities, developing mobile customer engagement solutions, the development of content for hotels and car rental providers, further development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Cash additions to computer equipment and other are primarily for our continuing investment in our data center.

Financing Activities: Cash used in financing activities for the year ended December 31, 2017 was $216 million, which primarily consisted of (i) a $124 million net repayment of term loans, (ii) $43 million of capital lease and other indebtedness repayments, (iii) $39 million in dividend payments to shareholders and (iv) $11 million in payments related to the purchase of treasury shares on vesting of equity awards. The cash used in financing activities for the year ended December 31, 2016 was $191 million, which primarily consisted of (i) $37 million in dividend payments to shareholders, (ii) $62 million of capital lease and other indebtedness repayments, (iii)  $74 million of term loans repayment, (iv) an $8 million purchase of non-controlling interest in Travelport Locomote and (v) an $8 million payment to lenders and debt finance costs in connection with the repricing of our term loans.

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

Our investing activities for the years ended December 31, 2016 and 2015 include:

	Year ended
	December 31,
(in $ thousands)	2016	2015	Change
Cash additions to software developed for internal use	$81,741	$77,363	$4,378
Cash additions to computer equipment and other	25,719	28,732	(3,013)
Total	$107,460	$106,095	$1,365

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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year ended
	December 31,
	2017	2016	2015
Net cash provided by operating activities	$317,662	$299,019	$262,223
Less: capital expenditures on property and equipment additions	(117,514)	(107,460)	(106,095)
Free Cash Flow	$200,148	$191,559	$156,128

Financing Arrangements

As of December 31, 2017, our financing arrangements include our senior secured credit facilities and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of December 31, 2017 and December 31, 2016:

	Interest		December 31,	December 31,
(in $ thousands)	rate	Maturity	2017	2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+2.75%	September 2021	$2,124,439	$2,236,157
Revolver borrowings
Dollar denominated(1)(2)	L+2.50%	September 2022	—	—
Capital leases and other indebtedness			105,574	108,611
Total debt			2,230,013	2,344,768
Less: cash and cash equivalents			(122,039)	(139,938)
Net Debt(3)			$2,107,974	$2,204,830

(1)	As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively. Further, as of December 31, 2017 and December 31, 2016, the principal amounts of term loans were $2,154 million (with a minimum LIBOR floor of 0.00%) and $2,278 million (with a minimum LIBOR floor of 1.00%), respectively, which is netted for unamortized debt finance costs of $13 million and $18 million, respectively, and unamortized debt discount of $17 million and $23 million, respectively.

(2)	The maturity date of the revolving credit facility of September 2, 2022 automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022.

(3)	Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash and cash equivalents. Net Debt is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

During the year ended December 31, 2017, we made voluntary prepayments of $124 million principal amount of our term loans outstanding under our senior secured credit agreement. Pursuant to these prepayments, we recognized $1 million as loss on early extinguishment of debt. We currently are not contractually required to repay quarterly installments of the term loans until its maturity. However, we have classified a portion of the term loans as a current portion of long-term debt as we intend and are able to make additional voluntary prepayments of the term loans from cash flows from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.

In January 2017, we entered into an amendment to our senior secured credit agreement, which amended the applicable rates to 2.25% per annum, in the case of base rate (as defined in the senior secured credit agreement) term loans, and 3.25% per annum, in the case of LIBOR term loans. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. In August 2017, we entered into a further amendment to our senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at our election, LIBOR plus 2.75% or base rate plus 1.75%. We expect to pay interest based on LIBOR plus 2.75% for the term loans. During the year ended December 31, 2017, the average LIBOR rate applied to the term loans was 1.19%. In connection with the repricing, certain lenders contributed $114 million towards the term loans and an amount equal to that was paid to the lenders who opted to exit or reduce their participation. As a result, we recognized a loss on early extinguishment of debt of $4 million.

During the year ended December 31, 2017, we (i) repaid a net amount of $124 million of term loans outstanding under our senior secured credit agreement, (ii) amortized $5 million of each of debt finance costs and debt discount, (iii) repaid $40 million under our capital lease obligations and entered into $38 million of new capital leases for information technology assets and (iv) repaid $3 million under our other indebtedness obligations and entered into $2 million of new debt arrangement for information technology assets.

Under our senior secured credit agreement, we had a $125 million revolving credit facility with a consortium of banks, which contained a letter of credit sub-limit up to a maximum $50 million. In July 2017, we entered into an amendment to our senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022), (ii) increased the revolving credit facility by $25 million to $150 million and letter of credit sub-limit by $50 million to $100 million and (iii) reduced the interest rate on revolver borrowings to LIBOR plus 2.50% from LIBOR plus 5.00% as of December 31, 2016. In connection with this amendment, we incurred additional lender fees and third party costs of $1 million which have been capitalized and will be amortized over the term of the revolving credit facility. As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance $142 million remaining.

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

As of December 31, 2017, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 3.74 compared to the maximum allowable of 6.00, and we were in compliance with such other covenants under our senior secured credit agreement.

We re-evaluate our capital structure from time to time, including, but not limited to, refinancing our current indebtedness with other indebtedness that may have different interest rates, maturities and covenants. Any such transactions will depend, in part, on market conditions.

Interest Rate Risk

We are exposed to interest rate risk relating to our floating rate debt. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

Our primary interest rate exposure as of December 31, 2017 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on dollar denominated floating rate debt. Interest on the $2,154 million principal amount of term loans as of December 31, 2017 is currently charged at LIBOR plus 2.75% under our senior secured credit agreement. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of December 31, 2017, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%

 During the years ended December 31, 2017, 2016 and 2015, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated statements of operations. (Gains) losses on these interest rate derivative financial instruments were $(3) million, $6 million and $(9) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk that arises from certain intercompany transactions, earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.

We use derivative financial instruments as part of our overall strategy to manage our exposure to foreign currency risk. We do not use derivatives for trading or speculative purposes.

Approximately 91% of our net revenue of $2,447 million is denominated in U.S. dollars. The other 9% is denominated in foreign currencies. Approximately 62% of our operating expenses, excluding depreciation on property and equipment, amortization of customer loyalty payments, amortization of acquired intangible assets and non-core corporate costs, are denominated in U.S. dollars. The other 38% of such operating expenses are denominated in foreign currencies, predominantly British pound, Euro and Australian dollar. In addition, a proportion of our foreign currency denominated receivables and payables are denominated in foreign currencies.

During 2017, we used foreign currency derivative contracts to manage our exposure to foreign currency exchange rate risk. As of December 31, 2017, we had $373 million net notional amount of foreign currency contracts.

During the years ended December 31, 2017, 2016 and 2015, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. (Gains) losses on these foreign currency derivative financial instruments amounted to $(19) million, $29 million and $21 million for the years ended December 31, 2017, 2016 and 2015, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of December 31, 2017, our derivative contracts that hedge our interest rate and foreign currency exposure had a net asset position of $18 million and cover transactions for a period that does not exceed four years.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2017. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Year Ending December 31,
(in $ thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Term loans(1)	$23,750	$23,750	$23,750	$2,082,500	$—	$—	$2,153,750
Capital leases and other indebtedness	40,541	34,835	17,968	10,105	2,125	—	105,574
Interest payments(2)	91,962	95,519	93,317	71,224	97	—	352,119
Operating leases(3)	18,161	16,350	13,401	12,319	10,236	29,340	99,807
Purchase commitments(4)	37,432	35,008	—	—	—	—	72,440
Total	$211,846	$205,462	$148,436	$2,176,148	$12,458	$29,340	$2,783,690

(1)	Under certain circumstances, each year we are required to pay to our lenders a percentage of excess cash flow, if any, calculated in a manner set forth in our senior secured credit agreement. This obligation is not reflected in the table above. Further, as a result of the voluntary prepayments of terms loans we made in 2017, we currently are not contractually required to repay quarterly installments of the term loans until its maturity. However, we intend and are currently able to make additional voluntary prepayments of the term loans from cash flows from operations. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions (see Note 11—Long-Term Debt to our consolidated financial statements included in this Annual Report on Form 10-K). As of December 31, 2017, we have unamortized debt discount of $17 million and unamortized debt finance costs of $13 million related to our term loans that will be amortized over their contractual period.

(2)	Interest payments include interest on term loans and capital leases and other indebtedness. Interest on the term loans is based on the interest rate as of December 31, 2017 of LIBOR plus 2.75%. Interest payments also include an estimate of cash flows for interest rate swap contracts. As of December 31, 2017, we have $12 million of accrued interest on our consolidated balance sheet.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2017, plan contributions of $4 million are expected to be made in 2018. Funding projections beyond 2018 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2017, we had $100 million of unrecognized tax benefit (including interest and penalties) for uncertain tax positions of which $27 million has been recorded as a liability as of December 31, 2017.

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

Other Off-Balance Sheet Arrangements

We had no other off-balance sheet arrangements during the year ended December 31, 2017.

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

Revenue Recognition

Travel Commerce Platform Revenue

We primarily utilize a transaction volume model to recognize revenue for our Travel Commerce Platform revenue. We charge a fee per segment booked. We also receive a fee for cancellations of bookings previously made on our system and where tickets were issued by us that were originally booked on an alternative system.

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

As hotel and car reservations, within Beyond Air, can be cancelled without penalty, revenue is recognized upon the fulfillment of the reservation when it is contractually billed and collectability of the revenue is reasonably assured.

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

Technology Services Revenue

We collect fees, generally on a monthly basis under long-term contracts, for providing hosting solutions and other services to airlines such as, shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.

From January 1, 2018, we have adopted the new revenue recognition guidance (see Note 2 – Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements, to our consolidated financial statements included in this Annual Report on Form 10-K).

Customer Loyalty Payments and Prepaid Incentives

We make payments to travel agencies for their usage of our Travel Commerce Platform. These payments may be made at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our Travel Commerce Platform.

Customer Loyalty Payments

Where the payments are made to travel agencies and travel providers with an objective of increasing the number of travel bookings and to improve the travel agencies’ or travel providers’ loyalty, instrumented through contractual agreements with a term greater than a year, and the travel agency or the travel provider commits to achieve our economic objectives, the payments are considered as customer loyalty payments and capitalized as intangible assets. These intangible assets are amortized over the period of contractual agreement on a straight line basis unless another method is more appropriate. The amortization expense is recognized within cost of revenue or revenue on the consolidated statements of operations. In addition, we estimate the recoverability of customer loyalty payments based upon the expected future cash flows from transactions generated by the related travel agencies and travel providers. If the estimate of the future recoverability of amounts capitalized declines, cost of revenue will increase as the amounts are written-off. For the years ended December 31, 2017, 2016 and 2015, we recognized $1 million, $3 million and $0, respectively, as impairment of customer loyalty payments. As of December 31, 2017 and December 31, 2016, customer loyalty payments, net of accumulated amortization, amounted to $214 million and $189 million, respectively.

Prepaid Incentives

Where payments are based on a per transaction basis, these are expensed in the month the transactions are generated. Where they are paid when the contract is signed or at specified dates they are capitalized as prepaid incentives and expensed as the related revenue is recognized. Prepaid incentives were $52 million and $35 million as of December 31, 2017 and 2016, respectively, which are included in other current and non-current assets on our consolidated balance sheets.

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

Performance Shares Units (“PSUs”)

Under our equity compensation plans, we grant PSUs that vest on achievement of certain pre-defined performance targets should the employee continue to be in employment on the vesting date. For a portion of PSUs, the ultimate number of PSUs that will vest also depends on Travelport’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of all the outstanding PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, we assess the probability of vesting and, if there is any change in such probability, we record the cumulative effect of the adjustment in the current reporting period. Any changes in such estimation could result in increase or decrease in equity-based compensation expense in future periods. For PSUs earned based on a market condition, we utilize a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Where there are no market conditions, the fair value of the PSUs is considered to be the closing market price of Trvelport’s common shares at the date of grant.

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

Pension and Other Post-Retirement Defined Benefits

We provide post-employment defined benefits to a number of our current and former employees in the U.S. and in certain non-U.S. subsidiaries. Costs associated with post-employment defined benefits include pension and post-retirement health care expenses for employees, retirees and surviving spouses and dependents.

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

The primary assumptions affecting our accounting for employee benefits are:

•	Discount rate: The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 3.5% for defined benefit pension plans and 3.8% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2017.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $72 million or increase pension liabilities by $89 million, respectively, as of December 31, 2017. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2017 would be to decrease or increase, respectively, the 2017 pre-tax pension expense by $3 million and $5 million, respectively.

•	Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2017, we used a weighted average expected long-term rate of return on plan assets of 6.0%.

Actual returns/(loss) on pension assets for 2017, 2016 and 2015 were 12.2%, 8.8% and (1.7)%, respectively, compared to the expected rate of return assumption of 6.0%, 6.4% and 6.6%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2017 would be to decrease or increase, respectively, the 2017 pre-tax expense by $5 million in each case.

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

We have adopted use of the Retirement Plan ("RP") 2014 mortality tables apply the annual Mortality Projection ("MP") mortality improvement scale as issued by the Society of Actuaries for our U.S. defined benefit plans. For the year ended December 31, 2017, we applied the updated MP 2017 mortality improvement scale, which reflects improvements in longevity as compared to the MP 2016 mortality improvement scale and its use did not have significant impact in calculating defined benefit pension obligation.

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

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We have adopted a quantitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2017. In performing this test, we determined fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and other indefinite-lived intangible assets during the fourth quarter of 2017 were (i) estimated cash flows based on financial projections for periods from 2018 through 2021, which were extrapolated to perpetuity, (ii) terminal values based on terminal growth rates not exceeding 2% – 3% and (iii) discount rates, based on WACC, ranging from 9% to 13%. As a result of the impairment testing performed in 2017, 2016 and 2015, we concluded that (i) the fair value of goodwill significantly exceeded the carrying value of the reporting units and (ii) the fair value of trademarks and tradenames exceeded their carrying values. As a result, no material impairment of goodwill, trademarks and tradenames was recorded in our consolidated statement of operations in any of these years.

Impairment of Definite-Lived Assets

Our definite-lived assets compromise property and equipment, acquired intangible assets and customer loyalty payments. We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. During the years ended December 31, 2017, 2016, and 2015, we recognized impairments of $2 million, $11 million and $0, respectively, in relation to definite-lived assets. Other than these, no indicators were identified during any of these years requiring further testing of our definite-lived assets for impairment.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2017, we recognized a charge of $4 million, including the impact of U.S. Tax Reforms, in respect of changes in the valuation allowance within the provision for income taxes in the consolidated statement of operations.

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

We are currently a defendant in an income tax litigation brought by the India Tax Department (“ITD”) in a long-running dispute whereby ITD asserts that we have a permanent establishment in India and are subject to tax there. The dispute dates back to assessment year ended March 31, 1995. For assessment years ended March 31, 1996 through March 31, 2007, we have favorable judgments from the Delhi High Court ruling that no income is chargeable to tax. ITD has appealed the decisions to the Supreme Court and a hearing has commenced. We continue to aggressively defend these claims by ITD, and we do not believe the outcome of the proceedings will result in a material impact on our business or financial condition. The range of possible outcomes is wide, including the possibility of substantial repayments, and we consider that our balance sheet position is appropriate. We are fully indemnified for any tax liabilities and costs arising for periods prior to being acquired by Blackstone in 2006.

We were a defendant in an action brought in the state of Colorado District Court in relation to the state’s audit of income tax years from May 1997 to December 2001. The state disputed the amount of the revenue sourced to Colorado for apportionment purposes. A settlement was ultimately reached with the state of Colorado which resulted in no additional tax due to the state and no refunds due to us. The court issued an order dismissing the case in August 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to market risks is managed through the use of derivative financial instruments when considered appropriate.

We use foreign currency forward contracts to manage foreign currency exchange rate risk associated with certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities. In order to hedge the risk of U.S. interest rates, during 2015 and 2017, we entered into interest rate swaps on a portion of our outstanding term loans balance for the period from February 2017 through February 2021.

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

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the U.S. dollar as of December 31, 2017. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

Interest Rate Risk

Our primary interest rate exposure as of December 31, 2017 was due to interest rate fluctuations in the U.S., specifically the impact of LIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase or decrease in interest rates as of December 31, 2017, based on the outstanding floating rate debt balance would increase or decrease, respectively, our annualized interest charge by $22 million, excluding the effect of fair value changes on our interest rate swaps.

Starting in 2015, in order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated statement of operations. As of December 31, 2017, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to interest expense of $33 million, due to changes in the fair value of these swaps.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of December 31, 2017. We have determined, through the sensitivity analysis, the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or a credit, respectively, of $38 million, on our consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte LLP, an independent registered public accounting firm. Their attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Travelport Worldwide Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Travelport Worldwide Limited and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE LLP

London, United Kingdom
February 20, 2018

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES

See Schedule II—Valuation and qualifying accounts on page F-46 hereof. All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes therein.

ITEM 15(A)(3) EXHIBITS

See Exhibits Index commencing on page G-1 hereof.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT WORLDWIDE LIMITED

By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Chief Accounting Officer

Date: February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Wilson	Chief Executive Officer and Director	February 20, 2018
(Gordon Wilson)

/s/ Bernard Bot	Executive Vice President and Chief Financial Officer	February 20, 2018
(Bernard Bot)

/s/ Douglas Steenland	Chairman of the Board and Director	February 20, 2018
(Douglas Steenland)

/s/ Elizabeth Buse	Director	February 20, 2018
(Elizabeth Buse)

/s/ Steven Chambers	Director	February 20, 2018
(Steven Chambers)

/s/ Michael J. Durham	Director	February 20, 2018
(Michael J. Durham)

/s/ Scott Forbes	Director	February 20, 2018
(Scott Forbes)

/s/ Douglas Hacker	Director	February 20, 2018
(Douglas Hacker)

/s/ John B. Smith	Director	February 20, 2018
(John B. Smith)

/s/ Antonios Basoukeas	Chief Accounting Officer	February 20, 2018
(Antonios Basoukeas)

TRAVELPORT WORLDWIDE LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Travelport Worldwide Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Travelport Worldwide Limited and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and changes in total equity (deficit) for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE LLP

London, United Kingdom
February 20, 2018

We have served as the Company's auditor since 2009.

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands, except share data)	2017	2016	2015
Net revenue	$2,447,279	$2,351,356	$2,221,020
Costs and expenses
Cost of revenue	1,506,010	1,430,646	1,340,405
Selling, general and administrative	448,070	510,688	455,864
Depreciation and amortization	207,310	209,409	234,228
Total costs and expenses	2,161,390	2,150,743	2,030,497
Operating income	285,889	200,613	190,523
Interest expense, net	(111,237)	(151,481)	(148,787)
Gain on sale of a subsidiary	1,217	—	—
Gain on sale of shares of Orbitz Worldwide	—	—	6,271
Loss on early extinguishment of debt	(5,366)	(4,333)	—
Income from continuing operations before income taxes and share of losses in equity method investments	170,503	44,799	48,007
Provision for income taxes	(32,230)	(29,753)	(27,126)
Share of losses in equity method investments	—	—	(671)
Net income from continuing operations	138,273	15,046	20,210
Income from discontinued operations, net of tax	2,007	—	—
Net income	140,280	15,046	20,210
Net loss (income) attributable to non-controlling interest in subsidiaries	2,183	1,774	(3,878)
Net income attributable to the Company	$142,463	$16,820	$16,332
Income per share – Basic:
Income per share - continuing operations	$1.13	$0.14	$0.13
Income per share - discontinued operations	0.02	—	—
Basic income per share	$1.15	$0.14	$0.13

Weighted average common shares outstanding – Basic	124,530,102	123,871,479	122,340,491
Income per share – Diluted:
Income per share - continuing operations	$1.11	$0.13	$0.13
Income per share - discontinued operations	0.02	—	—
Diluted income per share	$1.13	$0.13	$0.13

Weighted average common shares outstanding – Diluted	126,008,533	125,396,485	122,539,422

Cash dividends declared per common share	$0.300	$0.300	$0.300

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Net income	$140,280	$15,046	$20,210
Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	26,149	(4,581)	(10,554)
Unrealized actuarial gain (loss) on defined benefit plans, net of tax	8,302	(7,984)	13,551
Changes in gain on available-for-sale securities, net of tax	—	—	(6,376)
Changes in loss on equity investments, net of tax	—	—	(516)
Other comprehensive income (loss), net of tax	34,451	(12,565)	(3,895)
Comprehensive income	174,731	2,481	16,315
Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	2,183	1,774	(3,878)
Comprehensive income attributable to the Company	$176,914	$4,255	$12,437

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in $ thousands, except share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$122,039	$139,938
Accounts receivable (net of allowances for doubtful accounts of $10,245 and $13,430, respectively)	206,524	218,224
Other current assets	109,724	84,089
Total current assets	438,287	442,251
Property and equipment, net	431,741	431,046
Goodwill	1,089,590	1,079,951
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	496,180	511,607
Deferred income taxes	12,796	9,213
Other non-current assets	76,808	46,764
Total assets	$2,858,499	$2,833,929
Liabilities and equity
Current liabilities:
Accounts payable	$73,278	$59,219
Accrued expenses and other current liabilities	509,068	478,560
Current portion of long-term debt	64,291	63,558
Total current liabilities	646,637	601,337
Long-term debt	2,165,722	2,281,210
Deferred income taxes	34,899	59,381
Other non-current liabilities	203,562	227,783
Total liabilities	3,050,820	3,169,711
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 126,967,010 shares and 124,941,233 shares issued; 125,346,613 shares and 124,032,361 shares outstanding as of December 31, 2017 and 2016, respectively)	317	312
Additional paid in capital	2,700,133	2,708,836
Treasury shares, at cost (1,620,397 shares and 908,872 shares as of December 31, 2017 and 2016, respectively)	(24,755)	(14,166)
Accumulated deficit	(2,722,375)	(2,864,838)
Accumulated other comprehensive loss	(155,621)	(190,072)
Total shareholders’ equity (deficit)	(202,301)	(359,928)
Equity attributable to non-controlling interest in subsidiaries	9,980	24,146
Total equity (deficit)	(192,321)	(335,782)
Total liabilities and equity	$2,858,499	$2,833,929

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Operating activities
Net income	$140,280	$15,046	$20,210
Income from discontinued operations	(2,007)	—	—
Net income from continuing operations	138,273	15,046	20,210
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	207,310	209,409	234,228
Amortization of customer loyalty payments	74,651	71,137	67,047
Allowance for prepaid incentives	—	10,684	—
Impairment of long-lived assets	1,763	11,152	—
Amortization of debt finance costs and debt discount	10,012	10,636	10,353
Gain on sale of a subsidiary	(1,217)	—	—
Gain on sale of shares of Orbitz Worldwide	—	—	(6,271)
Share of losses in equity method investments	—	—	671
Loss on early extinguishment of debt	5,366	4,333	—
Unrealized (gain) loss on foreign exchange derivative instruments	(32,365)	11,435	(4,463)
Unrealized (gain) loss on interest rate derivative instruments	(5,764)	6,168	(8,655)
Equity-based compensation	32,972	32,247	29,681
Deferred income taxes	(27,352)	6,662	1,879
Customer loyalty payments	(76,008)	(84,562)	(74,712)
Pension liability contribution	(2,156)	(3,157)	(2,759)
Changes in assets and liabilities:
Accounts receivable	7,237	(13,157)	(17,913)
Other current assets	(12,911)	(9,578)	(26,656)
Accounts payable, accrued expenses and other current liabilities	14,445	17,071	11,590
Other	(16,594)	3,493	27,993
Net cash provided by operating activities	$317,662	$299,019	$262,223

Investing activities
Property and equipment additions	$(117,514)	$(107,460)	$(106,095)
Sale of subsidiary, net of cash disposed	(3,433)	—	—
Business acquired, net of cash	—	(15,009)	(66,487)
Proceeds from sale of shares of Orbitz Worldwide	—	—	6,271

Net cash used in investing activities	$(120,947)	$(122,469)	$(166,311)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Financing activities
Proceeds from term loans	$114,000	$143,291	$—
Repayment of term loans	(237,750)	(217,041)	(23,750)
Repayment of capital lease obligations and other indebtedness	(43,311)	(62,310)	(36,483)
Proceeds from revolver borrowings	—	10,000	30,000
Repayment of revolver borrowings	—	(10,000)	(30,000)
Debt finance costs and lender fees	(686)	(7,791)	—
Payment related to early extinguishment of debt	—	(707)	—
Release of cash provided as collateral	—	—	25,886
Dividend to shareholders	(38,789)	(37,233)	(37,081)
Dividend to non-controlling interest shareholders	—	(1,468)	(1,973)
Purchase of non-controlling interest in a subsidiary	(1,063)	(7,820)	(2,795)
Proceeds from share issuance under employee share purchase plan and stock options	3,077	1,983	603
Treasury share purchase related to vesting of equity awards	(11,228)	(1,651)	(13,119)
Sale of treasury shares	—	—	12,036
Tax withholding for equity awards	—	—	(1,361)
Net cash used in financing activities	$(215,750)	$(190,747)	$(78,037)
Effect of changes in exchange rate on cash and cash equivalents	1,136	(706)	(2,020)
Net (decrease) increase in cash and cash equivalents	(17,899)	(14,903)	15,855
Cash and cash equivalents at beginning of period	139,938	154,841	138,986
Cash and cash equivalents at end of period	$122,039	$139,938	$154,841
Supplemental disclosure of cash flow information
Interest payments, net of capitalized interest	$110,466	$136,458	$145,522
Income tax payments, net of refunds	42,886	20,776	24,673
Non-cash capital lease additions	38,355	34,713	89,785
Non-cash purchase of property and equipment	4,785	—	33,570

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of January 1, 2015	121,411,360	$303	$2,714,515	—	$—	$(2,897,990)	$(173,612)	$18,764	$(338,020)
Change in accounting policy for treasury shares	1,094,239	3	17,133	1,094,239	(17,136)	—	—	—	—
Balance after change in accounting policy	122,505,599	306	2,731,648	1,094,239	(17,136)	(2,897,990)	(173,612)	18,764	(338,020)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1,973)	(1,973)
Dividend to shareholders ($0.300 per common share)	—	—	(37,328)	—	—	—	—	—	(37,328)
Equity-based compensation	1,970,783	5	25,138	—	—	—	—	—	25,143
Purchase of non-controlling interest in a subsidiary	—	—	(2,516)	—	—	—	—	(279)	(2,795)
Non-controlling interest in business acquisitions	—	—	—	—	—	—	—	13,399	13,399
Treasury shares purchased in relation to vesting of equity awards	—	—	—	837,867	(13,328)	—	—	—	(13,328)
Treasury shares issued on vesting of equity awards	—	—	—	(237,198)	3,693	—	—	—	3,693
Sale of treasury shares	—	—	(1,404)	(850,000)	13,440	—	—	—	12,036
Comprehensive income (loss), net of tax	—	—	—	—	—	16,332	(3,895)	3,878	16,315
Balance as of December 31, 2015	124,476,382	311	2,715,538	844,908	(13,331)	(2,881,658)	(177,507)	33,789	(322,858)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1,468)	(1,468)
Dividend to shareholders ($0.300 per common share)	—	—	(38,107)	—	—	—	—	—	(38,107)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	464,851	1	31,032	—	—	—	—	3,308	34,341
Treasury shares purchased in relation to vesting of equity awards	—	—	—	115,857	(1,651)	—	—	—	(1,651)
Treasury shares issued in relation to vesting of equity awards	—	—	(816)	(51,893)	816	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	16,820	(12,565)	(1,774)	2,481
Balance as of December 31, 2016	124,941,233	312	2,708,836	908,872	(14,166)	(2,864,838)	(190,072)	24,146	(335,782)
Dividend to shareholders ($0.300 per common share)	—	—	(39,294)	—	—	—	—	—	(39,294)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	2,025,777	5	31,277	—	—	—	—	4,572	35,854
Treasury shares purchased in relation to vesting of equity awards	—	—	—	752,534	(11,228)	—	—	—	(11,228)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	142,463	34,451	(2,183)	174,731
Balance as of December 31, 2017	126,967,010	$317	$2,700,133	1,620,397	$(24,755)	$(2,722,375)	$(155,621)	$9,980	$(192,321)

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

The Travel Commerce Platform, through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in the Company’s proprietary business-to-business (“B2B”) travel platform. As customer needs and technologies evolve, Travelport continues to invest in its Travel Commerce Platform. Travelport has led innovation in electronic distribution and merchandising of airline core and ancillary products and extensively divested its offerings to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. The Company also has a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users. Through its Technology Services, Travelport provides critical hosting services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company hosts reservations, inventory management and other related critical systems for Delta Air Lines Inc.

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

2. Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities controlled by Travelport, including where control is exercised by owning a majority of the entity’s outstanding shares (eNett International (Jersey) Limited (“eNett”) and Travel-IT Beteiligungsgesellschaft GmbH). The Company divested its 51% ownership interest in IGT Solutions Private Ltd. in April 2017. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.

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

The Company’s accounting policies, which include significant estimates and assumptions, including (i) the estimation of the collectability of accounts receivable, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, (ii) amounts for future cancellations of airline bookings processed through the Travel Commerce Platform, (iii) determination of the fair value of assets and liabilities acquired in a business combination, (iv) the evaluation of the recoverability of the carrying value of property and equipment, goodwill and intangible assets, (v) discount rates and rates of return affecting the calculation of the assets and liabilities associated with the employee benefit plans, (vi) performance equity-awards expected to vest and (vii) the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue for air travel reservations is recognized at the time of the booking of the reservation when it is contractually billed, net of estimated cancellations and anticipated incentives for customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations; and such cancellations have not been significant, historically. The Company’s beyond air revenue, including hotel and car reservations, is recognized upon fulfillment of the reservation. Hotel and car reservations can be cancelled without penalty, therefore revenue is recognized upon the fulfillment of the reservation when it is contractually billed and collectability of the revenue is reasonably assured.

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

Technology Services Revenue

The Company collects fees, generally on a monthly basis under long-term contracts, for providing hosting and other services to airlines such as, shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period. Where the contractual terms have variable usage of services, revenue is recognized as the services are provided.

From January 1, 2018, the Company adopted new revenue recognition guidance issued by Financial Accounting Standards Board (“FASB”) (See Note 2 – Recently Issued Accounting Pronouncements).

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

Commission payments represent consideration to travel agencies and NDCs for reservations made on the Company’s Travel Commerce Platform. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts. Variable commissions are accrued in a period based on the estimated number of segments to be booked by the travel agent. For upfront commissions, the Company establishes liabilities for these loyalty payments at the inception of the contract and capitalizes the customer loyalty payments as intangible assets. The amortization of the customer loyalty payments is then recognized as a component of revenue or cost of revenue over the life of the contract on a straight line basis (unless another method is more appropriate), as the Company expects the benefit of those assets, which are the segments booked on its Travel Commerce Platform, to be realized evenly over the life of the contract.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The direct technology costs related to revenue production, consisting of the development and maintenance costs for the mainframes, servers and software that is the shared infrastructure used to run the Company’s Travel Commerce Platform and Technology Services consist of service contracts with technology service providers, including on-site around-the-clock support for computer equipment and the cost of software licenses used to run the Company’s Travel Commerce Platform and its data center, other operating costs associated with running the Company’s Travel Commerce Platform, including facility and related running costs of the Company’s data center, technology costs related to maintaining the networks between the Company and its travel providers and its hosting solutions; salaries and benefits paid to employees and fees paid to third-party IT development companies for the development, delivery and implementation of software, the maintenance of mainframes, servers and software used in the Company’s data center and customer support, including call center operations. Direct technology costs are recognized as expenses in the period when the liability is incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $18 million, $19 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Changes in tax rates and tax laws are accounted for in the period of enactment. On December 22, 2017, the U.S. government enacted comprehensive changes to its tax legislation under the tax Cuts and Jobs Act (“the U.S. Tax Reforms”). (See Note — 3 Income Taxes)

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables are reported in the consolidated balance sheets net of an allowance for doubtful accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company, or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which the Company operates, its policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivables is performed on a regular basis by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $3 million, $2 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017 and 2016, the Company did not designate any derivative contract as accounting hedges. Changes in the fair value of derivatives not designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations.

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

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2017, 2016 and 2015, the Company amortized software costs developed for internal use of $110 million, $108 million and $99 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations. The Company’s policy is to capitalize interest cost as a component of historical cost where an asset is being constructed for the Company’s own use. The amount of interest on capital projects capitalized was $2 million, $4 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company may qualitatively assess impairment factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and if, as a result of qualitative assessment or if the Company determines quantitatively that the fair value of the reporting unit (determined utilizing estimated future discounted cash flows and assumptions that it believes marketplace participants would utilize) is less than its carrying value, the Company proceeds to assess impairment of goodwill. The level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. The remaining value represents the implied fair value of the goodwill, which if lower than its carrying value results in an impairment of goodwill to the extent the carrying value of goodwill exceeds its implied fair value. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary. The Company uses comparative market multiples, if available, and other factors to corroborate the discounted cash flow results.

The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, subsequent to substantially completing its annual forecasting process, or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2017 and did not identify any impairment.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of taxes, consists of accumulated foreign currency translation adjustments, unrealized actuarial gains and losses on defined benefit plans, share of unrealized gains and losses of accumulated other comprehensive income (loss) of equity method investments and unrealized gain and losses related to available-for-sale securities.

Foreign Currency

On consolidation, assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at period end exchange rates and their results of operations are translated into U.S. dollars at the average exchange rates for the period. The gains and losses resulting from translation of these financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and are included in net income (loss) only upon sale or liquidation of the underlying non-U.S. dollar function currency entity.

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

The Company expenses all equity-based compensation on a straight-line basis over the requisite service period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The awards granted under the Company’s equity-based compensation plans are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through the use of the Company’s cash or other assets.

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

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Post-Retirement Benefits

The Company sponsors defined contribution savings plans, under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to these plans are recognized, as a component of selling, general and administrative expense, in the Company’s consolidated statements of operations as such costs are incurred. The Company also sponsors both non-contributory and contributory defined benefit pension plans whereby benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company also maintains other post-retirement health and welfare benefit plans for certain eligible employees. The Company recognizes the funded status of its pension and other post-retirement defined benefit plans within other non-current assets, accrued expenses and other current liabilities, and other non-current liabilities on its consolidated balance sheets. The measurement date used to determine benefit obligations and the fair value of assets for all plans is December 31 of each year.

Pension and other post-retirement defined benefit costs are recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions, including expected rates of return on plan assets, discount rates, employee turnover, healthcare costs and mortality rates. Actuarial gains or losses arise from actual returns on plan assets being different to expected returns and from changes in the projected benefit obligation and are deferred within accumulated other comprehensive income (loss), net of tax.

Recently Issued Accounting Pronouncements

Equity-Based Compensation—Modification Accounting

In May 2017, the FASB issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments under this guidance are applicable to the Company for interim and annual periods beginning after December 15, 2017. The amendments in this guidance should be applied prospectively to an award modified on or after the adoption date. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.

Pension

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the Company to present the service cost component of net benefit cost as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a company to disclose in the footnotes to the financial statements the line items that contain the other components of net benefit cost, if they are not presented on appropriately described separate lines in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017 using a retrospective transition method (except for capitalization of service cost, which has to be applied on a prospective basis). The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance, other than disclosures in the financial statements.

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

Restricted Cash

In November 2016, the FASB issued guidance which requires restricted cash to be included as part of cash and cash equivalents in the statement of cash flows. It also requires a reconciliation between the balance sheet and the statement of cash flows. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The amendments in the guidance requires its application using a retrospective transition method. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows

In August 2016, the FASB issued guidance on classification of certain cash receipts and cash payments in the statement of cash flows. The amendments provide specific guidance relating to classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments, and cash flows classification based on its predominate source or use. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The amendments in the guidance requires its application using a retrospective transition method. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.

Financial Instruments—Credit Losses

In June 2016, the FASB issued guidance which amends the accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, allowance for credit losses will be recognized based on the estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires all available relevant information to be considered when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on the consolidated financial statements.

Compensation—Equity-Based Compensation

In March 2016, the FASB issued guidance that simplified several areas of employee equity-based compensation accounting, including income taxes, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows. More significantly, the new guidance eliminated the need to track tax windfalls in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies are to be recorded within income tax expense. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. The Company adopted the provisions of this guidance effective January 1, 2017. Adoption of the requirements within this guidance related to excess tax benefits, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows did not have a material impact on the Company’s consolidated financial statements. The recognition of a $10 million deferred tax asset as of January 1, 2017, related to an unrecognized excess tax benefit, was fully offset by a valuation allowance recorded as it is more-likely-than-not that the deferred tax asset will not be realized.

Leases

In February 2016, the FASB issued guidance on lease accounting which supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements. The Company’s minimum lease commitments for operating leases as of December 31, 2017 was $100 million (see Note 15—Commitments and Contingencies for the Company’s minimum lease commitments for operating leases as of December 31, 2017).

Financial Instruments

In January 2016, the FASB issued guidance which amends the current guidance on the classification and measurement of financial instruments. It significantly revises accounting related to (i) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2017. The Company does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is to recognize revenue to depict the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB delayed the effective date of the new revenue guidance issued in May 2014 by one year but allowed companies a choice to adopt the guidance as of the original effective date that was set out in May 2014.

During the fourth quarter of 2017, the Company completed its three-phase plan for its adoption of the new revenue recognition guidance. The Company adopted the new guidance on January 1, 2018, as required pursuant to the new guidance, applying the modified retrospective approach to all contracts and has concluded there is no significant impact on the consolidated financial statements. The Company will include additional disclosures in its consolidated financial statements, as required under the new guidance, including a more detailed description of the Company’s accounting policies in relation to the recognition of revenue and cost of revenue, disaggregation of revenue by major revenue stream and geographic region, and details about contract assets and contract liabilities.

3. Income Taxes

The provision for income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Current
U.S. state	$(726)	$(252)	$—
Non-U.S.	(57,708)	(23,276)	(24,113)
	(58,434)	(23,528)	(24,113)
Deferred
U.S. federal	21,020	(3,878)	(2,520)
Non-U.S.	6,332	(2,784)	641
	27,352	(6,662)	(1,879)
Non-current
Liabilities for uncertain tax positions	(1,148)	437	(1,134)
Provision for income taxes	$(32,230)	$(29,753)	$(27,126)

Income before income taxes and share of losses in equity method investments for U.S. and non-U.S. operations consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
U.S.	$21,147	$(9,798)	$(26,702)
Non-U.S.	149,356	54,597	74,709
Income before income taxes and share of losses in equity method investments	$170,503	$44,799	$48,007

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities were comprised of:

	December 31,	December 31,
(in $ thousands)	2017	2016
Deferred tax assets:
NOL and tax credit carry forwards	$196,736	$214,165
Pension liability	30,002	49,613
Accrued liabilities and deferred income	16,885	25,693
Equity-based compensation	8,827	4,010
Allowance for doubtful accounts	926	923
Other assets	4,396	8,782
Less: Valuation allowance	(186,519)	(215,795)
Total deferred tax assets	71,253	87,391
Netted against deferred tax liabilities	(58,457)	(78,178)
Deferred tax assets recognized on the balance sheet	12,796	9,213
Deferred tax liabilities:
Accumulated depreciation and amortization	(81,755)	(118,287)
Other	(11,601)	(19,272)
Total deferred tax liabilities	(93,356)	(137,559)
Netted against deferred tax assets	58,457	78,178
Deferred tax liabilities recognized on the balance sheet	(34,899)	(59,381)
Net deferred tax liability	$(22,103)	$(50,168)

The Company continues to regularly assess the realizability of all deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact its income tax expense in the period the Company determines that these factors have changed. As of December 31, 2017, the Company had U.S. federal net operating losses (“NOLs”) carry forwards of approximately $400 million, which expire between 2032 and 2037, state NOL carry forwards, which expire between 2018 and 2037, and alternative minimum tax (“AMT”) and other tax credits carry forward of approximately $27 million. The Company had other non-U.S. NOL carry forwards of $345 million that expire between three years and indefinitely. The deferred tax asset in respect of these U.S. and non-U.S. NOL carry forwards and U.S. tax credits is $197 million. The Company believes that it is more likely than not that the benefit from certain U.S. federal, U.S. state and non-U.S. NOL carry forwards and other deferred tax assets will not be realized. Consequently, a valuation allowance of $187 million has been recorded against such deferred tax assets as of December 31, 2017. The AMT credit carry forwards previously had a valuation recorded against them; however, following the repeal of the AMT regime under the U.S. Tax Reforms, the Company has released the valuation allowance, the benefit of which is reflected in the income tax expense.

The Company regularly assesses its ability to realize deferred tax assets. As of December 31, 2017, the Company’s annual effective tax rate includes the impact of releasing a portion of the valuation allowance due to (i) an increase in taxable temporary differences that support deferred tax asset utilization and (ii) the repeal of the AMT regime under the U.S. Tax Reforms which will allow full realization of the Company’s AMT credit carry forwards. However, the Company has maintained a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.

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

As a result of equity transactions that took place in 2015 and 2016, the Company determined that ownership changes have occurred under Section 382 and, therefore, the ability to utilize its pre-ownership change NOL carry forwards is subject to an annual Section 382 limitation. As of December 31, 2017, the Company does not anticipate this limitation will restrict or reduce the utilization of U.S. NOL carry forwards; however, the Company continues to evaluate the potential impact of the Section 382 limitation.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of the new guidance on equity-based compensation (See Note 2-Summary of Significant Accounting Policies, Recently Issued Accounting Policies), the Company recognized a $10 million deferred tax asset that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting in prior periods. This deferred tax was fully offset by a valuation allowance recorded as it was more-likely-than-not that the deferred tax asset will not be realized. The Company uses ordering as prescribed under U.S. GAAP for purposes of determining when excess tax benefits have been realized.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $33 million as of December 31, 2017, and the amount of any unrecognized deferred income tax liability on this temporary difference is less than $1 million.

The Company’s provision for income taxes differs from its tax (provision) benefit at the U.S. federal statutory rate of 35% as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Tax provision at U.S. federal statutory rate of 35%	$(59,676)	$(15,683)	$(16,757)
Taxes on non-U.S. operations at alternative rates	22,555	15,772	62,997
U.S. Tax Reforms	24,222	—	—
Liability for uncertain tax positions	(1,148)	437	(738)
Change in valuation allowance	(6,774)	(11,518)	(59,167)
Non-taxable income	—	—	2,078
Non-deductible expenses	(5,093)	(16,391)	(15,670)
Adjustment in respect of prior years	(5,971)	(1,441)	—
Other	(345)	(929)	131
Provision for income taxes	$(32,230)	$(29,753)	$(27,126)

Travelport Worldwide Limited is a non-trading holding company tax resident in Bermuda where the statutory rate is 0%. The provision for income taxes on income from continuing operations has been reconciled in the table above to the expected provision amount calculated at the U.S. federal statutory rate of 35% due to both significant operations and the location of a significant proportion of its investor-base in the U.S.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the U.S. federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (i) the Company is subject to income tax in numerous non-U.S. jurisdictions with varying tax rates, including the U.K. where the Company’s principal international business is headquartered, (ii) the Company’s earnings outside the U.S. and the U.K. are taxed at an effective rate that is lower than the U.S. federal rate and at a relatively consistent level of charge, (iii) the effective location of the Company’s debt is in the U.K. and (iv) a valuation allowance is established against the deferred tax assets relating to the Company’s losses to the extent they are unlikely to be realized.

The U.S. Tax Reforms, signed into law on December 22, 2017, have resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the repeal of the AMT credit carry forwards to be offset against future regular tax liabilities, a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the “Transition Tax”) and accelerated depreciation on qualifying capital expenditure.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in tax rates and tax laws are accounted for in the period of enactment. The Company has not completed its accounting for the effects of the U.S. Tax Reforms; however, the Company has made a reasonable estimate of those effects. During the year ended December 31, 2017, the Company provisionally recognized (i) an increased tax charge due to a decrease in deferred tax assets of $51 million, fully offset by the release of the associated valuation allowance, (ii) an income tax benefit of $22 million from the remeasurement of deferred tax liabilities and (iii) a benefit of $2 million related to the release of a valuation allowance held on AMT credit carry forwards. In addition, the Company provisionally determined (i) Transition Tax income of approximately $6 million (tax of approximately $2 million), which was fully offset using U.S. federal NOLs, and (ii) a provisional impact of $3 million from the accelerated depreciation of qualifying capital expenditure, which is fully equalized and has no net impact on the provision for income taxes.

The Company’s preliminary estimate of the impact of the U.S. Tax Reforms, including Transition Tax, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Reforms, the impact on state income taxes, administrative interpretations or court decisions interpreting the U.S. Tax Reforms that may require further adjustments and changes in the Company’s estimates that could be beneficial or adverse. The Company expects to complete the accounting during the one-year measurement period from the enactment date.

The Company’s provision for income taxes for the year ended December 31, 2017 also includes an increased tax charge of $7 million resulting from changes to U.K. tax legislation enacted in 2017, which limits the relief for interest expense.

Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and tax positions where the ultimate tax determination is uncertain.

Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities (or reduction of tax assets) representing estimated economic loss upon ultimate settlement for certain positions. The Company believes its tax provisions are adequate for all open years, based on the assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and reliance on significant estimates and assumptions. While the Company believes the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities.

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2006. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company expects up to a $1 million increase in unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a significant reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments.

The total amount of unrecognized tax benefits (including interest and penalties thereon) that, if recognized, would affect the Company’s effective tax rate is $100 million, $93 million and $92 million as of December 31, 2017, 2016 and 2015, respectively. The Company is subject to certain indemnification arrangements related to particular uncertain tax benefits. Tax audits and any related litigation could result in outcomes that are different from those reflected in the Company’s consolidated financial statements. The recognition of additional tax liability for which the Company is indemnified would impact the effective tax rate as any previously unrecorded indemnification receivables would be recorded within pre-tax income.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Unrecognized tax benefit – opening balance	$91,480	$95,687	$25,773
Gross increases – tax positions in prior periods	555	2,522	56,916
Gross decreases – tax positions in prior periods	(6,626)	(10,723)	(639)
Gross increases – tax positions in current period	6,784	6,229	15,721
Decrease related to lapsing of statute of limitations	(600)	-	-
Decrease due to currency translation adjustments	4,293	(2,235)	(2,084)
Unrecognized tax benefit – ending balance	$95,886	$91,480	$95,687

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company accrued approximately $1 million for interest and penalties for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, the Company had cumulative accrued interest and penalties of $10 million and $9 million, respectively. Included in the ending balance of unrecognized tax benefits was $1 million as of December 31, 2017, which is expected to be realized in the next twelve months due to the lapsing of the statute of limitations.

4. Business Acquisitions

In April 2016, the Company completed the cash acquisition of Galileo Japan K.K (now, Travelport Japan K.K.), its distributor in Japan, for a cash consideration of $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities and recorded goodwill of $14 million in 2016.

5. Other Current Assets

Other current assets consisted of:

	December 31,	December 31,
(in $ thousands)	2017	2016
Sales and use tax receivables	$30,163	$27,178
Prepaid expenses	24,271	26,289
Client funds	15,774	11,632
Prepaid incentives	16,677	9,492
Derivative assets	15,233	856
Other	7,606	8,642
	$109,724	$84,089

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2017			December 31, 2016
		Accumulated			Accumulated
(in $ thousands)	Cost	depreciation	Net	Cost	depreciation	Net
Capitalized software	$1,029,772	$(829,416)	$200,356	$925,998	$(736,573)	$189,425
Computer equipment	346,846	(207,484)	139,362	344,112	(205,222)	138,890
Building and leasehold improvements	32,834	(12,972)	19,862	27,187	(9,622)	17,565
Construction in progress	72,161	—	72,161	85,166	—	85,166
	$1,481,613	$(1,049,872)	$431,741	$1,382,463	$(951,417)	$431,046

As of December 31, 2017 and 2016, the Company had capital lease assets of $208 million and $195 million, respectively, with accumulated depreciation $107 million and $93 million, respectively, included within computer equipment. During the years ended December 31, 2017 and 2016, the Company invested $161 million and $142 million, respectively, in property and equipment, including non-cash and capital lease additions. Additions during the year ended December 31, 2017 include upgrades to equipment as part of investment in the Company’s Travel Commerce Platform information technology infrastructure.

During the year ended December 31, 2017, the Company acquired $38 million of assets under capital leases and $5 million of assets by incurring other indebtedness. The Company also recorded an impairment of property and equipment of $1 million and $8 million during the years ended December 31, 2017 and 2016, respectively.

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $166 million, $162 million and $162 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The amount of interest on capital projects capitalized was $2 million, $4 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2017 and December 31, 2017 are as follows:

	January 1,			Foreign	December 31,
(in $ thousands)	2017	Additions	Retirements	Exchange	2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$9,639	$1,089,590
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(383,715)	205	743,549
Accumulated amortization	(804,089)	(40,854)	383,715	(438)	(461,666)
Acquired intangible assets, net	322,970	(40,854)	—	(233)	281,883
Customer loyalty payments	358,259	104,214	(89,174)	7,542	380,841
Accumulated amortization	(169,622)	(74,651)	83,696	(5,967)	(166,544)
Customer loyalty payments, net	188,637	29,563	(5,478)	1,575	214,297
Other intangible assets, net	$511,607	$(11,291)	$(5,478)	$1,342	$496,180

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2016 and December 31, 2016 are as follows:

	January 1,			Foreign	December 31,
(in $ thousands)	2016	Additions	Retirements	Exchange	2016
Non-Amortizable Assets:
Goodwill	$1,067,415	$14,105	$—	$(1,569)	$1,079,951
Trademarks and tradenames	313,961	—	(864)	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,360	—	—	(301)	1,127,059
Accumulated amortization	(756,489)	(47,095)	—	(505)	(804,089)
Acquired intangible assets, net	370,871	(47,095)		(806)	322,970
Customer loyalty payments	300,142	101,865	(41,562)	(2,186)	358,259
Accumulated amortization	(136,473)	(71,137)	36,138	1,850	(169,622)
Customer loyalty payments, net	163,669	30,728	(5,424)	(336)	188,637
Other intangible assets, net	$534,540	$(16,367)	$(5,424)	$(1,142)	$511,607

In April 2016, the Company acquired its distributor in Japan for cash consideration of $15 million, net of cash acquired. The Company completed the process of allocating the purchase consideration to acquired identifiable assets and liabilities and recorded goodwill of $14 million in 2016.

The Company paid cash of $76 million and $85 million for customer loyalty payments during the years ended December 31, 2017 and 2016, respectively. Further, as of December 31, 2017 and 2016, the Company had balances payable of $77 million and $60 million, respectively, for customer loyalty payments (see Note 10—Accrued Expenses and Other Current Liabilities). Amortization expense for acquired intangible assets was $41 million, $47 million and $72 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.

Amortization expense for customer loyalty payments was $75 million, $71 million and $67 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included within cost of revenue or revenue in the Company’s consolidated statements of operations. Included within retirements of customer loyalty payments is $1 million and $3 million of impairment recognized during the years ended December 31, 2017 and 2016, respectively.

The Company expects amortization expense relating to acquired intangible assets and customer loyalty payments balances as of December 31, 2017 to be:

	Year Ending December 31,
	Acquired Intangible	Customer Loyalty
(in $ thousands)	Assets	Payments
2018	$40,565	$84,472
2019	40,565	54,227
2020	40,565	37,815
2021	40,565	22,920
2022	29,738	5,955

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Other Non-Current Assets

Other non-current assets consisted of:

	December 31,	December 31,
(in $ thousands)	2017	2016
Supplier prepayments	$10,983	$3,454
Prepaid incentives	35,645	25,538
Pension assets	8,674	989
Deferred financing costs	1,930	4,752
Derivative assets	3,503	1,719
Other	16,073	10,312
	$76,808	$46,764

9. Restructuring Charges

In November 2016, the Company committed to undertake a course of action to enhance and optimize the Company’s operational and technological efficiency. This program is substantially completed as of December 31, 2017.

The following table summarizes the activities related to the Company’s restructuring liability, which is included in accrued expenses and other current liabilities in the consolidated balance sheets:

	Severance and
	Employee-Related	Implementation
(in $ thousands)	Obligations	Costs	Total
Restructuring charges recognized	$11,082	$9,803	$20,885
Cash payments made	—	(8,117)	(8,117)
Balance as of December 31, 2016	$11,082	$1,686	$12,768
Restructuring charges recognized	4,427	3,354	7,781
Cash payments made	(15,078)	(5,040)	(20,118)
Balance as of December 31, 2017	$431	$—	$431

Cumulative costs through December 31, 2017	15,509	13,157	28,666
Future costs to be incurred	—	—	—

Total restructuring charges recognized of $8 million and $21 million for the years ended December 31, 2017 and 2016, respectively, are included within selling, general and administrative expenses in the consolidated statements of operations.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	December 31,	December 31,
(in $ thousands)	2017	2016
Accrued commissions and incentives	$282,954	$267,488
Accrued payroll and related	70,234	83,783
Deferred revenue	48,096	42,233
Income tax payable	32,986	17,560
Customer prepayments	15,774	11,632
Derivative liabilities	292	21,771
Accrued interest expense	12,010	15,215
Pension and post-retirement benefit liabilities	1,628	1,655
Other	45,094	17,223
	$509,068	$478,560

Included in accrued commissions and incentives are $77 million and $60 million of accrued customer loyalty payments as of December 31, 2017 and 2016, respectively. Included in accrued payroll and related are $34 million and $45 million of accrued employee bonuses as of December 31, 2017 and 2016, respectively. Included in Other is $28 million related to the Company’s obligation under indemnities for potential liabilities (See Note 21—Discontinued Operations).

11. Long-Term Debt

Long-term debt consisted of:

	Interest		December 31,	December 31,
(in $ thousands)	rate	Maturity	2017	2016
Senior Secured Credit Agreement
Term loans
Dollar denominated(1)	L+2.75%	September 2021	$2,124,439	$2,236,157
Revolver borrowings
Dollar denominated(1)(2)	L+2.50%	September 2022	—	—
Capital leases and other indebtedness			105,574	108,611
Total debt			2,230,013	2,344,768
Less: current portion			64,291	63,558
Long-term debt			$2,165,722	$2,281,210

(1)	As of December 31, 2016, the interest rates on the term loans and revolver borrowings were LIBOR plus 4.00% and LIBOR plus 5.00%, respectively. Further, as of December 31, 2017 and 2016, the principal amounts of term loans were $2,154 million (with a minimum LIBOR floor of 0.00%) and $2,278 million (with a minimum LIBOR floor of 1.00%), respectively, which is netted for unamortized debt finance costs of $13 million and $18 million, respectively, and unamortized debt discount of $17 million and $23 million, respectively.

(2)	The maturity date of the revolving credit facility of September 2, 2022 automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022.

2017

During the year ended December 31, 2017, the Company made voluntary prepayments of $124 million principal amount of its term loans outstanding under its senior secured credit agreement. Pursuant to these prepayments, the Company recognized $1 million as a loss on early extinguishment of debt.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of the voluntary prepayments, the Company is currently not contractually required to repay quarterly installments of the term loans until its maturity. However, the Company has classified a portion of the term loans as “current portion of long-term debt” as the Company has the intent and ability to make additional voluntary prepayments of the term loans from cash flows from operations, which currently are expected to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.

In January 2017, the Company entered into an amendment to its senior secured credit agreement, which amended the applicable rates to 2.25% per annum, in the case of base rate (as defined in the senior secured credit agreement) term loans, and 3.25% per annum, in the case of LIBOR term loans. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. In August 2017, the Company entered into a further amendment to its senior secured credit agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans is based on, at the Company’s election, LIBOR plus 2.75% or base rate plus 1.75%. The Company expects to pay interest based on LIBOR plus 2.75% for the term loans. During the year ended December 31, 2017, the average LIBOR rate applied to the term loans was 1.19%. In connection with the repricing, certain lenders contributed $114 million towards the term loans and an amount equal to that was paid to the lenders who opted to exit or reduce their participation. As a result, the Company recognized a loss on early extinguishment of debt of $4 million.

During the year ended December 31, 2017, the Company (i) repaid a net amount of $124 million principal of term loans outstanding under the senior secured credit agreement, (ii) amortized $5 million of each of debt finance costs and debt discount, (iii) repaid $40 million under its capital lease obligations and entered into $38 million of new capital leases for information technology assets and (iv) repaid $3 million under its other indebtedness obligations and entered into $2 million of new debt arrangements for information technology assets.

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

During the year ended December 31, 2016, the Company (i) repaid a net amount of $74 million of term loans outstanding under the senior secured credit agreement, (ii) amortized $6 million of debt finance costs and $5 million of debt discount and (iii) repaid $62 million under its capital lease obligations and other indebtedness, entered into $35 million of new capital leases for information technology assets and incurred $2 million of other indebtedness.

Revolving Credit Facility and Letters of Credit Facility

Under the senior secured credit agreement, the Company had a $125 million revolving credit facility with a consortium of banks, which contained a letter of credit sub-limit up to a maximum of $50 million. In July 2017, the Company entered into an amendment to its senior secured credit agreement that, among other things, (i) amended the maturity date of the revolving credit facility to September 2, 2022 (provided that such maturity date automatically converts to March 2, 2021 unless the then outstanding term loans have a maturity date on or after December 2, 2022), (ii) increased the revolving credit facility by $25 million to $150 million and letter of credit sub-limit from $50 million up to a maximum of $100 million and (iii) reduced the interest rate on revolver borrowings to LIBOR plus 2.50% from LIBOR plus 5.00% as of December 31, 2016. In connection with this amendment, the Company incurred additional lender fees and third party costs of $1 million, which have been capitalized and will be amortized over the term of the revolving credit facility. As of December 31, 2017, the Company had no outstanding borrowings under its revolving credit facility and utilized $8 million for the issuance of letters of credit, with a balance of $142 million remaining.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company borrowed and repaid $10 million under its revolving credit facility.

Capital Leases and Other Indebtedness

During 2017, the Company repaid $40 million under its capital lease obligations and entered into $38 million of new capital leases for information technology assets. During 2016, the Company repaid $42 million under its capital lease obligations and entered into $35 million of new capital leases for information technology assets.

Other indebtedness relates to purchase of software in a non-cash transaction, which was financed through a third-party. During 2017 and 2016 the Company repaid $3 million and $20 million, respectively, of its other indebtedness obligations and incurred further indebtedness of $2 million in each of the years.

Debt Maturities

Aggregate maturities of debt as of December 31, 2017 are as follows:

	Year Ending December 31,
	Term	Capital Leases and
(in $ thousands)	Loans	Other Indebtedness
2018	$23,750	$40,541
2019	23,750	34,835
2020	23,750	17,968
2021	2,082,500	10,105
2022	—	2,125
Thereafter	—	—
	2,153,750	$105,574
Less: Unamortized debt finance cost	(12,776)	—
Less: Unamortized debt discount	(16,535)	—
Long-term debt	$2,124,439	$105,574

Debt Finance Costs

The Company had unamortized debt finance costs of $13 million and $18 million as of December 31, 2017 and 2016, respectively, in relation to its term loans, which are presented as a deduction from the principal amount of the term loans. The debt finance costs in relation to its letter of credit facility of $2 million and $5 million as of December 31, 2017 and 2016, respectively, are capitalized within other non-current assets on the consolidated balance sheets. The debt finance costs are amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in total unamortized debt finance costs is summarized below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Balance as of January 1	$22,855	$30,504	$36,570
Capitalization of debt finance costs	686	30	—
Amortization	(5,228)	(5,926)	(6,066)
Write-off on early extinguishment of debt	(3,605)	(1,753)	—
Balance as of December 31	$14,708	$22,855	$30,504

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, under the senior secured credit agreement, the Company is required to operate within a maximum consolidated first lien net leverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. As of December 31, 2017, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.

12. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2017, the Company had a net asset position of $18 million related to its derivative financial instruments.

Foreign Currency Risk

The Company’s primary foreign currency risk exposure as of December 31, 2017 was to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.

The Company used foreign currency derivative contracts (forward contracts) to manage its exposure to changes in foreign currency exchange rates, (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar). The Company did not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts were recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the foreign currency denominated receivables and payables and forecasted earnings they were intended to economically hedge.

Interest Rate Risk

The Company’s primary interest rate risk exposure as of December 31, 2017 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. Prior to August 2017, the term loans had a 1.00% LIBOR floor under the Company’s senior secured credit agreement, which was subsequently decreased to 0.00% (see Note 11—Long-Term Debt). During the year ended December 31, 2017, the average LIBOR rate applied to the term loans was 1.19%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of December 31, 2017, the Company had outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2017, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Disclosures for Derivative Instruments

As of December 31, 2017, the Company’s financial assets and liabilities recorded at fair value consist of derivative instruments. These amounts have been categorized based upon a fair value hierarchy as Level 2—Significant Other Observable Inputs as of December 31, 2017 and 2016. See Note 2—Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.

The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value of interest rate swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the Company or the banking counterparty and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2017, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Adjustment (“CVA”) comprises 15% or more of the unadjusted fair value of the derivative instruments for two consecutive quarters the Company’s policy is to categorize the derivatives as Level 3 of the fair value hierarchy. As the CVA applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.

		Fair Value Asset			Fair Value (Liability)
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in $ thousands)	Location	2017	2016	Location	2017	2016
Interest rate swap contracts	Other current assets	$4,799	$768	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	3,503	1,719	Other non-current liabilities	(51)	—
Foreign currency contracts	Other current assets	10,434	88	Accrued Expenses and other current liabilities	(292)	(21,771)
Total fair value of derivative assets (liabilities)		$18,736	$2,575		$(343)	$(21,771)

As of December 31, 2017, the net notional amounts of the Company’s derivative contracts and the periods covered by them are as follows:

	December 31,	December 31,
(in $ thousands)	2017	2016
Interest rate swap contracts (varying contracts and periods as discussed above)	$3,000,000	$1,400,000
Foreign currency contracts (covering period until December 2018)	373,487	231,832

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the movements in the net carrying amount of derivative financial instruments during the years ended December 31, 2017 and 2016.

	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2017	2016
Net derivative liability opening balance	$(19,196)	$(2,111)
Total gain (loss) for the year included in net income	22,786	(34,767)
Payment on settlement of derivative contracts	14,803	17,682
Net derivative asset (liability) closing balance	$18,393	$(19,196)

The table below presents the impact that changes in fair values of derivatives not designated as hedges had on net income during the year:

		Amount of Gain (Loss) Recorded in Net Income
	Location of Gain	Year Ended
	(Loss) Recorded	December 31,
(in $ thousands)	in Statement of Operations	2017	2016	2015
Interest rate swaps contracts	Interest expense, net	$3,438	$(6,168)	$8,655
Foreign currency contracts	Selling, general and administrative	19,348	(28,599)	(20,785)
		$22,786	$(34,767)	$(12,130)

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

		December 31, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
(in $ thousands)	Hierarchy	Amount	Value	Amount	Value
Asset (liability)
Derivative assets	Level 2	$18,736	$18,736	$2,575	$2,575
Derivative liabilities	Level 2	(343)	(343)	(21,771)	(21,771)
Total debt	Level 2	(2,230,013)	(2,258,893)	(2,344,768)	(2,402,783)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of 0% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2017.

The fair value of the Company’s total debt has been determined by calculating the fair value of term loans based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	December 31,
(in $ thousands)	2017	2016
Pension and post-retirement benefit liabilities	$134,350	$133,470
Income tax payable	26,984	24,625
Other	42,228	69,688
	$203,562	$227,783

14. Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors defined contribution savings plans that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $19 million, $15 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors U.S. non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain non-U.S. subsidiaries with participation in the plans at the employee’s option. Under both the U.S. and non-U.S. plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2017 and 2016, the aggregate accumulated benefit obligations of these plans were $642 million and $609 million, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain of its U.S. subsidiaries.

The Company sponsors several defined benefit pension plans for certain employees located outside the U.S. The aggregate benefit obligation for these plans was $97 million and $89 million as of December 31, 2017 and 2016, respectively, and the aggregate fair value of plan assets was $107 million and $92 million for December 31, 2017 and 2016, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2017 and 2016, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2017	2016
Benefit obligation, beginning of year	$612,183	$601,902
Service cost	482	363
Interest cost	20,540	21,407
Actuarial loss	33,851	31,921
Benefits paid	(30,926)	(27,730)
Currency translation adjustment	8,885	(15,680)
Benefit obligation, end of year	$645,015	$612,183

Fair value of plan assets, beginning of year	$485,048	$483,352
Return on plan assets	59,228	42,420
Employer contribution	2,156	3,157
Benefits paid	(30,926)	(27,730)
Currency translation adjustment	9,109	(16,151)
Fair value of plan assets, end of year	524,615	485,048
Funded status	$(120,400)	$(127,135)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $149 million and $156 million as of December 31, 2017 and 2016, respectively.

	Post-Retirement Benefit Plans
	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2017	2016
Benefit obligation, beginning of year	$6,662	$6,267
Service cost	14	12
Interest cost	222	217
Actuarial (gain) loss	(371)	76
Benefits received	40	90
Benefit obligation, end of year	$6,567	$6,662
Fair value of plan assets, beginning and end of year	—	—
Funded status	$(6,567)	$(6,662)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $3 million as of both December 31, 2017 and 2016.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic cost (benefit) for the respective years:

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Service cost	$482	$363	$428
Interest cost	20,540	21,407	25,751
Expected return on plan assets	(28,272)	(29,414)	(33,325)
Recognized net actuarial loss	11,167	9,641	9,070
Net periodic cost	$3,917	$1,997	$1,924

	Post-Retirement Benefit Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2017	2016	2015
Service cost	$14	$12	$20
Interest cost	222	217	261
Recognized net actuarial gain	(272)	(331)	(188)
Net periodic (benefit) cost	$(36)	$(102)	$93

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2017 and 2016:

	December 31,	December 31,
(in $ thousands)	2017	2016
Defined Benefit Pension Plans
Discount rate	3.5%	4.0%
Expected long-term return on plan assets	5.8%	6.0%
Post-Retirement Benefit Plans
Discount rate	3.8%	4.5%

The Company has adopted use of the Retirement Plan ("RP") 2014 mortality tables with the updated Mortality Projection ("MP") 2017 mortality improvement scale as issued by the Society of Actuaries in 2017 for its U.S. defined benefit plans. The updated MP 2017 mortality improvement scale reflects improvements in longevity as compared to the MP 2016 mortality improvement scale and its use did not have significant impact in calculating defined benefit pension obligation.

The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 8.75% for 2017 reduced over years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.

The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s non-U.S. based defined plans are managed by an independent custodian. The Company’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is approximately 40% in equity securities, approximately 55% in fixed income securities and approximately 5% to all other types of investments.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s pension plan assets by asset category as of December 31, 2017 are as follows:

	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$411,563	$411,563
Mutual funds(2)	97,985	—	97,985
Cash equivalents(3)	15,067	—	15,067
Total	$113,052	$411,563	$524,615

The fair values of the Company’s pension plan assets by asset category as of December 31, 2016 are as follows:

	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds(1)	$—	$385,194	$385,194
Mutual funds(2)	86,968	—	86,968
Cash equivalents(3)	12,886	—	12,886
Total	$99,854	$385,194	$485,048

(1)	The underlying investments held in common & commingled trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share based on the fair value of the underlying investments of the funds and is provided by the fund administrator as of the measurement date.

(2)	Values of units are based on the closing price reported on the major market on which the investments are traded and provided by the fund administrator.

(3)	Cash equivalents comprise of money market funds.

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $4 million in 2018 compared to actual contribution of $2 million in 2017.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

	Defined Benefit	Post-Retirement
(in $ thousands)	Pension Plans	Benefit Plans
2018	$32,038	$199
2019	32,591	205
2020	33,599	222
2021	34,149	234
2022	34,671	244
Five years thereafter	181,500	1,425

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2017 are as follows:

(in $ thousands)	Amount
2018	$18,161
2019	16,350
2020	13,401
2021	12,319
2022	10,236
Thereafter	29,340
$99,807

During the years ended December 31, 2017, 2016 and 2015, the Company incurred total operating lease expense of $19 million, $17 million and $16 million, respectively, primarily related to leases of office facilities.

Commitments under capital leases and other indebtedness amounted to $106 million as of December 31, 2017, primarily related to information technology equipment.

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2017, the Company had approximately $72 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $37 million relates to the twelve months ending December 31, 2018. These purchase obligations extend through 2019.

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

Standard Guarantees/Indemnification

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Common Shares

As of December 31, 2017, the Company had outstanding 125,346,613 common shares of par value of $0.0025. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company and (iv) generally entitled to enjoy all of the rights attaching to shares.

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

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends on Common Shares

The Company’s Board of Directors declared the following cash dividends during the year ended December 31, 2017:

	Dividend	Record	Payment	Amount
Declaration Date	Per Share	Date	Date	(in $ thousands)
February 13, 2017	$0.075	March 2, 2017	March 16, 2017	$9,306
May 5, 2017	$0.075	June 1, 2017	June 15, 2017	$9,330
August 2, 2017	$0.075	September 7, 2017	September 21, 2017	$9,336
October 31, 2017	$0.075	December 7, 2017	December 21, 2017	$9,401

On February 16, 2018, the Company’s Board of Directors declared a cash dividend of $0.075 per common share for the fourth quarter of 2017 (see Note 22—Subsequent Events).

The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.

Treasury Shares

Following the change in accounting policy for treasury shares in 2015, the Company, on net share settlement on the vesting of equity awards, purchased 837,867 common shares for a total amount of $13 million. During the year ended December 31, 2015, the Company used 237,198 common shares held in treasury of $4 million to settle vesting of equity awards and further sold 850,000 common shares held in treasury for proceeds of $12 million in a registered offering in November 2015.

During the year ended December 31, 2016, on net share settlement on the vesting of equity awards, the Company purchased 115,857 common shares for a total amount of $2 million and used 51,893 common shares held in treasury of $1 million in relation to the vesting of equity awards.

During the year ended December 31, 2017, on net share settlement on the vesting of equity awards, the Company purchased 752,534 common shares for a total amount of $11 million and used 41,009 common shares held in treasury of $1 million in relation to the vesting of equity awards.

Purchase of Non-Controlling Interest in a Subsidiary

In June 2016, the Company acquired an additional 40% of the equity of Travelport Locomote from the non-controlling shareholders for total consideration of $9 million. In May 2017, the Company acquired the remaining outstanding non-controlling interest in Travelport Locomote, bringing its total ownership to 100%, for a total consideration of $1 million. The excess of the carrying value of the non-controlling interest acquired over the consideration paid by the Company is recorded within additional paid-in-capital on the Company’s consolidated balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated statements of cash flow.

In November 2015, the Company acquired vested shares from certain employees and directors of eNett, the Company’s majority-owned subsidiary, for a total consideration of $3 million. The excess of consideration paid by the Company over the carrying value of the non-controlling interest acquired was recorded within additional paid-in-capital on the Company’s consolidated balance sheet, and the cash payment is presented as a financing activity in the Company’s consolidated statements of cash flow. As of December 31, 2017, the Company’s ownership in eNett was 70%.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity (deficit), net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

				Unrecognized
			Unrealized	Actuarial
		Unrealized	Gain on	(Loss) Gain	Accumulated
	Currency	Gain	Available-	on Defined	Other
	Translation	on Equity	for-Sale	Benefit	Comprehensive
(in $ thousands)	Adjustments	Investments	Securities	Plans	Loss
Balance as of January 1, 2015	$(20,213)	516	6,376	(160,291)	(173,612)
Activity during period, net of tax(1)	(10,554)	(516)	(6,376)	13,551	(3,895)
Balance as of December 31, 2015	(30,767)	—	—	(146,740)	(177,507)
Activity during period, net of tax(1)	(4,581)	—	—	(7,984)	(12,565)
Balance as of December 31, 2016	(35,348)	—	—	(154,724)	(190,072)
Activity during period, net of tax(1)	26,149	—	—	8,302	34,451
Balance as of December 31, 2017	$(9,199)	$—	$—	$(146,422)	$(155,621)

(1)	The tax credit relates to unrecognized actuarial gain (loss) on defined benefit plans and was $0, $1 million and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. For all other components of accumulated other comprehensive loss, the tax impact was $0 for each of the years ended December 31, 2017, 2016 and 2015.

17. Equity-Based Compensation

As discussed in Note 2— Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements, effective January 1, 2017, the Company adopted the provisions of the new guidance on equity-based compensation accounting which simplified its several areas of accounting, including income taxes, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The recognition of a $10 million deferred tax asset as of January 1, 2017, related to an unrecognized excess tax benefit, was fully offset by a valuation allowance recorded as it is more-likely-than-not that the deferred tax asset will not be realized.

As of December 31, 2017, the Company has the following equity-based long-term incentive programs under which the Company has been authorized to grant equity awards, including time-based restricted share units (“RSUs”), performance-based restricted share units (“PSUs”) and/or stock options of the Company to the key employees and directors of the Company:

•	Travelport Worldwide Limited 2013 Equity Plan (“2013 Equity Plan”)(1)

•	Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (“Amended 2014 Equity Plan”)(2)

•	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (“2014 ESPP”)(3)

(1)	A total of 7.0 million common shares are authorized for equity grants under the Company’s 2013 Equity Plan. As of December 31, 2017, the number of common shares available for grant under this plan was 0.3 million.

(2)	A total of 14.9 million common shares are authorized for equity grants under the Company’s Amended 2014 Equity Plan. As of December 31, 2017, the number of common shares available for grant under this plan was 7.4 million.

(3)	A total of 2.4 million common shares are authorized for issuance under the Company’s 2014 ESPP. As of December 31, 2017, the number of common shares available for issuance under this plan was 2.0 million.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2017, the Company granted 823,468 RSUs, including 691,502 RSUs as part of its annual grant program. The table below presents the activity of the Company’s RSUs for the year ended December 31, 2017:

		Weighted
		Average
	Number of	Grant Date
(in dollars, except number of RSUs)	RSUs	Fair Value
Balance as of January 1, 2017	1,395,307	$13.84
Granted at fair market value	823,468	$12.46
Vested(1)	(543,493)	$14.20
Forfeited	(149,002)	$13.46
Balance as of December 31, 2017	1,526,280	$13.01

(1)	The Company completed net share settlements for 207,069 common shares during the year ended December 31, 2017 in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 50,541 of the vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $12.46, $13.29 and $13.62 per RSU, respectively. The fair value of the RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $8 million, $3 million and $3 million, respectively. Cash dividends accrued and paid for the years ended December 31, 2017, 2016 and 2015 were not material to the consolidated financial statements.

PSUs

Under the Company’s equity compensation plans, the Company grants PSUs, which generally have a cliff-vesting feature whereby the PSUs vest at the end of three years from the date of the grant based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. For a portion of PSUs, the ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of all the outstanding PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, the Company assesses the probability of vesting and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period. All of the PSUs are settled in the Company’s common shares. PSUs accrue dividend equivalents associated with the underlying common shares as the dividends are declared by the Company. Dividends will generally be paid to holders of the PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Where there are no market conditions, the fair value of the PSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s PSUs may be settled by the issuance of common shares held in treasury. In line with the Company’s accounting policy, the compensation costs related to the PSUs are expensed on a straight-line basis.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company granted 1,733,484 PSUs, including 1,593,814 PSUs as part of its annual grant program. The table below presents the activity of the Company’s PSUs for the year ended December 31, 2017:

		Weighted
		Average
	Number of	Grant Date
(in dollars, except number of PSUs)	PSUs	Fair Value
Balance as of January 1, 2017	2,641,227	$15.52
Change in estimate(1)	67,887	$13.21
Granted at fair market value	1,733,484	$12.99
Vested(2)	(1,291,706)	$17.75
Forfeited	(455,893)	$13.52
Balance as of December 31, 2017(3)	2,694,999	$13.10

(1)	Represents an increase in the number of original PSUs granted based on the final achievement of performance criteria at the end of the defined performance period.

(2)	The Company completed net share settlements for 545,465 common shares during the year ended December 31, 2017 in connection with employee taxable income created upon vesting of common shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(3)	Total estimated awards that will ultimately vest based on the forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s TSR compared to the TSR of the selected group is expected to be 3,254,959 PSUs.

The weighted average grant-date fair value of PSUs granted during the years ended December 31, 2017, 2016 and 2015 was $12.99, $13.23 and $13.56 per PSU, respectively. The fair value of the PSUs vested during the years ended December 31, 2017, 2016 and 2015 was $23 million, $2 million and $35 million, respectively. Cash dividends accrued and paid for the years ended December 31, 2017, 2016 and 2015 were not material to the consolidated financial statements.

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

There were no options granted during 2017. The weighted average grant-date fair value of options granted during the years ended 2016 and 2015 was $4.03 and $5.06 per option, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the years ended December 31:

	2017	2016	2015
Expected term from grant date (in years)	—	6.25	6.25
Risk free interest rate	—	1.27% to 1.97%	1.54% to 1.84%
Expected volatility	—	35% to 40%	42% to 49%
Dividend yield	—	2%	2%

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of the Company’s stock options for the year ended December 31, 2017:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate
		Exercise Price	Terms	Intrinsic Value
	Number of Options	(in dollars)	(in years)	(in $ thousands)
Balance as of January 1, 2017	2,720,514	$13.58
Exercised	(79,900)	$13.29
Forfeited	(209,393)	$13.80
Expired	(78,293)	$15.47
Balance as of December 31, 2017	2,352,928	$13.51	6.66	$1,197
Exercisable as of December 31, 2017	1,134,427	$13.38	5.18	1,186
Expected to vest as of December 31, 2017	1,218,501	$13.63	8.06	11

During the year ended December 31, 2017, 79,900 stock options were exercised. There were no stock options exercised in any of the years ended December 31, 2016 or 2015.

2014 ESPP

In September 2014, the Company’s Board of Directors adopted the 2014 ESPP, which is intended to provide employees of the Company with an opportunity to acquire an interest in the Company through the purchase of common shares. For U.S. participants, the purchase price per common share is equal to 85% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months. For U.K. and Ireland participants, the purchase price per common share is equal to 100% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months; however, the Company provides “matching shares” equal to 100% of the common shares purchased by the U.K. and Ireland participants. Matching shares are forfeited if the U.K. participant terminates employment within three years after the purchase date. During the years ended December 31, 2017 and 2016, 202,228 and 194,376 common shares, respectively, were issued under the 2014 ESPP. Common shares issued and compensation expense recognized under the 2014 ESPP for the years ended December 31, 2017, 2016 and 2015 were not material to the Company’s consolidated financial statements.

Subsidiary Equity-Based Compensation

The Company’s majority owned subsidiary, eNett, has an equity-based long-term incentive program pursuant to which certain employees and directors of eNett were granted the right to purchase eNett’s equity units for an exercise price ranging from $1.00 to $16.39 per share of eNett. The equity units vest upon satisfaction of certain performance and service conditions. As of December 31, 2017, of the approximately 4.4 million equity units granted for accounting purposes, 3.5 million equity units have vested. Additionally, the Board of Directors of eNett has approved approximately 1.6 million equity units which are available for future grants. As of December 31, 2017, the Company owns approximately 70% of eNett after considering the impact of vested equity units. For the years ended December 31, 2017, 2016 and 2015, total equity-based compensation related to eNett equity awards amounted to $5 million, $3 million and $0, respectively.

Expense

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 amount to $33 million, $32 million and $30 million ($31 million, $30 million and $28 million after tax), respectively. The total income tax benefit related to stock-based compensation expense was $2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2017 will be approximately $15 million, $25 million and $4 million for RSUs, PSUs and stock options, respectively, based on the fair value on the grant date and which are expected to be recognized over a weighted average period of 2.61, 2.03 and 2.06 years for RSUs, PSUs and stock options, respectively.

18. Income Per Share

The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands, except share data)	2017	2016	2015
Numerator – Basic and Diluted income per share:
Net income from continuing operations	138,273	15,046	20,210
Net loss (income) attributable to non-controlling interest in subsidiaries	2,183	1,774	(3,878)
Net income from continuing operations attributable to the Company	$140,456	$16,820	$16,332
Denominator – Basic Income per Share:
Weighted average common shares outstanding	124,530,102	123,871,479	122,340,491
Income per share – Basic	1.13	0.14	0.13
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share	124,530,102	123,871,479	122,340,491
Weighted average effect of dilutive securities
RSUs / PSUs	1,376,840	1,438,393	145,471
Stock Options	101,591	86,613	53,460
Weighted average common shares outstanding	126,008,533	125,396,485	122,539,422
Income per share – Diluted	1.11	0.13	0.13

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common shares equivalents during each period.

For the years ended December 31, 2017, 2016 and 2015, the Company had 2.3 million, 2.0 million and 1.2 million, respectively, of weighted average common share equivalents primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive, as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceeded the shares that would have been issued.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Segment Information

The financial measures which the Chief Operating Decision Maker (the “CODM”) uses to evaluate the performance of the Company are net revenue and Adjusted EBITDA, which is defined as net income (loss) excluding depreciation and amortization of property and equipment and acquired intangible assets, amortization of customer loyalty payments, interest expense, net, income taxes, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that the Company’s management and the CODM view as outside the normal course of operation, such as gain on the sale of shares of Orbitz Worldwide Inc., income from discontinued operations, non-cash equity-based compensation, non-cash impairment of long-lived assets, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments. Such adjustments are also excluded under the Company’s debt covenants.

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

The Company maintains operations in the United States, United Kingdom and other international territories. The table below presents the Company’s net revenue and long-lived assets by geographic location:

	United	United	All Other
(in $ thousands)	States	Kingdom	Countries	Total
Net Revenue
Year ended December 31, 2017	699,878	189,216	1,558,185	2,447,279
Year ended December 31, 2016	740,573	197,551	1,413,232	2,351,356
Year ended December 31, 2015	756,036	187,018	1,277,966	2,221,020
Long-Lived Assets
As of December 31, 2017	387,845	13,339	30,557	431,741
As of December 31, 2016	399,307	13,832	17,907	431,046
As of December 31, 2015	425,419	18,201	16,228	459,848

Net revenue by country is determined by the location code for the segment booking for Travel Commerce Platform revenue and the domicile of the legal entity receiving the revenue for Technology Services revenue. Travel Commerce Platform revenue, consisting of Air and Beyond Air, accounts for 96% of total net revenue, with revenue from Technology Services accounting for the remaining 4%, for the year ended December 31, 2017. Long-lived assets exclude financial instruments, deferred taxes, goodwill and intangible assets.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions

Transactions with Entities Related to Owners

During the year ended December 31, 2015, FMR LLC became a principal shareholder owning more than 10% of the outstanding common shares of the Company. The Company receives administrative, recordkeeping and related services from subsidiaries of FMR LLC for its employee retirement plans and equity-based compensation plans. As of December 31, 2016, FMR LLC was no longer a principal shareholder. The total expenses incurred by the Company during the year ended December 31, 2016 in relation to such services were insignificant.

21. Discontinued Operations

In connection with the sale of the Gullivers Travel Associates business to Kuoni in 2011, the Company agreed to indemnify Kuoni up to January 2018 for certain potential liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities of $28 million is included within current liabilities and within non-current liabilities on the Company’s consolidated balance sheets as of December 31, 2017 and 2016, respectively.

22. Subsequent Events

On February 16, 2018, the Company’s Board of Directors declared a cash dividend of $0.075 per common share for the fourth quarter of 2017, which is payable on March 15, 2018 to shareholders of record on March 1, 2018.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2017, 2016 AND 2015

	Balance at	Charged to		Write-Offs	Balance at
	Beginning of	Expense or Other		and Other	End of
(in $ thousands)	Period	Accounts		Adjustments	Period
Allowance for Doubtful Accounts:
Year ended December 31, 2017	13,430	2,901		(6,086)	10,245
Year ended December 31, 2016	14,575	2,162		(3,307)	13,430
Year ended December 31, 2015	13,569	2,435		(1,429)	14,575

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2017	215,795	4,374	(1)	(33,650)	186,519
Year ended December 31, 2016	383,357	12,410		(179,972)	215,795
Year ended December 31, 2015	421,244	54,373		(92,260)	383,357

(1)	Includes the impact of U.S. Tax Reforms

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).

2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).

3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).

3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).

4.1	Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).

4.2	Registration Rights Agreement, dated as of April 15, 2013, among the shareholders referred to therein and Travelport Worldwide Limited (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on August 18, 2014).

10.1	Credit Agreement, dated as of September 2, 2014, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and each lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on September 4, 2014).

Exhibit No.	Description
10.2	Incremental Amendment, dated as of January 16, 2015, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, UBS AG Stamford Branch, as incremental Revolving Credit Lender and additional L/C Issuer, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and consented and agreed to by Deutsche Bank AG New York Branch, Credit Suisse AG, Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc., as the existing L/C Issuers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 22, 2015).

10.3	Amendment No. 2 to Credit Agreement, dated as of June 23, 2016 among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term B Lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on June 27, 2016).

10.4	Amendment No. 3 to Credit Agreement, dated as of January 19, 2017 among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, the Term C Lenders and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on January 20, 2017).

10.5	Amendment No. 4 to Credit Agreement, dated as of July 31, 2017, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, each Guarantor, the Revolving Credit Lenders and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 3, 2017).

10.6	Amendment No. 5 to Credit Agreement, dated as of August 2, 2017, among Travelport Finance (Luxembourg) S.a.r.l., as borrower, Travelport Limited, each Guarantor, the Term D Lenders and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 3, 2017).

10.7	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).

10.8	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).

10.9	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).

10.10	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).

10.11	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).

10.12	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).

10.13	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).

10.14	Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited. (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).

Exhibit No.	Description
10.15	Contract of Employment, dated as of January 4, 2016, between Stephen Shurrock and Travelport International Limited (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 21, 2017).

10.16	Letter Agreement of Matthew Minetola, dated as of November 4, 2014 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).

10.17	Transition and Separation Agreement, dated October 23, 2015, between Travelport Worldwide Limited, Travelport, LP and Kurt Ekert (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).

10.18	Contract of Employment, dated as of January 1, 2016, between Bernard Bot and Travelport International Limited (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).

10.19	Letter Agreement of Margaret Cassidy, dated as of June 16, 2017.

10.20	Travelport Officer Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 18, 2016).

10.21	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (US) (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).

10.22	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (UK) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).

10.23	Form of Travelport Worldwide Limited 2013 Equity Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).

10.24	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).

10.25	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).

10.26	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010). *

10.27	Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013). *

10.28	Amendment 15 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014).

10.29	Amendment 16 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by Travelport Limited on March 10, 2014). *

Exhibit No.	Description
10.30	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).

10.31	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).

10.32	Letter Agreement between Travelport Limited and Douglas M. Steenland, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).

10.33	Letter Agreement between Travelport Worldwide Limited and Douglas M. Steenland, effective as of September 24, 2014 (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 27, 2015).

10.34	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).

10.35	Travelport Worldwide Limited Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.36	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.37	Form of Travelport Worldwide Limited Management Equity Award Agreement (United States) (Incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.38	Form of Travelport Worldwide Limited Management Equity Award Agreement (United Kingdom/RoW) (Incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.39	Amendment to Travelport Worldwide Limited 2013 Equity Plan, dated September 5, 2014 (Incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.40	Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 4, 2016).

10.41	Form of Indemnification Agreement of Travelport Worldwide Limited (Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 of Travelport Worldwide Limited (333-196506) filed on September 10, 2014).

10.42	Form of Director Award Agreement (Restricted Stock Units) (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on November 6, 2014).

Exhibit No.	Description
10.43	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 5, 2016).

10.44	Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 5, 2016).

10.45	Form of Director Award Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on August 4, 2016).

10.46	Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 9, 2017).

10.47	Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 9, 2017).

21	List of Subsidiaries.

23	Consent of Deloitte LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

