Form 10-Q
period 2018-03-31
Travelport Worldwide LTD
filed 2018-05-03
CIK 1424755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2018, there were 126,032,141 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will”, and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands, except share data)	2018	2017
Net revenue	$677,838	$650,763
Costs and expenses
Cost of revenue	426,397	386,837
Selling, general and administrative	125,200	111,301
Depreciation and amortization	48,577	52,909
Total costs and expenses	600,174	551,047
Operating income	77,664	99,716
Interest expense, net	(14,935)	(30,275)
Loss on early extinguishment of debt	(27,661)	—
Other expense	(93)	(846)
Income before income taxes	34,975	68,595
Provision for income taxes	(3,491)	(12,732)
Net income from continuing operations	31,484	55,863
Income from discontinued operations, net of tax	27,747	—
Net income	59,231	55,863
Net (income) loss attributable to non-controlling interest in subsidiaries	(402)	243
Net income attributable to the Company	$58,829	$56,106
Income per share – Basic:
Income per share – continuing operations	$0.25	$0.45
Income per share – discontinued operations	0.22	—
Basic income per share	$0.47	$0.45

Weighted average common shares outstanding – Basic	125,428,257	124,081,175
Income per share – Diluted:
Income per share – continuing operations	$0.25	$0.45
Income per share – discontinued operations	0.22	—
Diluted income per share	$0.47	$0.45

Weighted average common shares outstanding – Diluted	126,131,201	125,516,945

Cash dividends declared per common share	$0.075	$0.075

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2018	2017
Net income	$59,231	$55,863
Other comprehensive income, net of tax
Currency translation adjustment, net of tax	4,270	4,337
Amortization of actuarial loss to net income, net of tax	2,473	2,599
Other comprehensive income, net of tax	6,743	6,936
Comprehensive income	65,974	62,799
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(402)	243
Comprehensive income attributable to the Company	$65,572	$63,042

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in $ thousands, except share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$127,165	$122,039
Accounts receivable (net of allowances for doubtful accounts of $9,566 and $10,245, respectively)	270,663	206,524
Other current assets	142,526	109,724
Total current assets	540,354	438,287
Property and equipment, net	435,354	431,741
Goodwill	1,090,515	1,089,590
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	509,700	496,180
Deferred income taxes	22,864	12,796
Other non-current assets	77,358	76,808
Total assets	$2,989,242	$2,858,499
Liabilities and equity
Current liabilities:
Accounts payable	$80,147	$73,278
Accrued expenses and other current liabilities	576,770	509,068
Current portion of long-term debt	54,089	64,291
Total current liabilities	711,006	646,637
Long-term debt	2,169,035	2,165,722
Deferred income taxes	35,307	34,899
Other non-current liabilities	200,890	203,562
Total liabilities	3,116,238	3,050,820
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 127,260,153 shares and 126,967,010 shares issued; 125,630,319 shares and 125,346,613 shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	318	317
Additional paid in capital	2,695,766	2,700,133
Treasury shares, at cost 1,629,834 shares and 1,620,397 shares as of March 31, 2018 and December 31, 2017, respectively)	(24,867)	(24,755)
Accumulated deficit	(2,662,560)	(2,722,375)
Accumulated other comprehensive loss	(148,878)	(155,621)
Total shareholders’ equity (deficit)	(140,221)	(202,301)
Equity attributable to non-controlling interest in subsidiaries	13,225	9,980
Total equity (deficit)	(126,996)	(192,321)
Total liabilities and equity	$2,989,242	$2,858,499

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2018	2017
Operating activities
Net income	$59,231	$55,863
Income from discontinued operations, net of tax	(27,747)	—
Net income from continuing operations	31,484	55,863
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	48,577	52,909
Amortization of customer loyalty payments	22,343	18,795
Impairment of long-lived assets	491	685
Amortization of debt finance costs and debt discount	1,890	2,673
Loss on early extinguishment of debt	27,661	—
Unrealized loss (gain) on foreign exchange derivative instruments	242	(7,701)
Unrealized gain on interest rate derivative instruments	(10,430)	(226)
Equity-based compensation	5,056	8,006
Deferred income taxes	(9,836)	152
Customer loyalty payments	(27,366)	(16,755)
Pension liability contribution	(338)	(595)
Changes in assets and liabilities:
Accounts receivable	(62,768)	(49,198)
Other current assets	(8,057)	(4,075)
Accounts payable, accrued expenses and other current liabilities	53,750	37,449
Other	10,398	(2,960)
Net cash provided by operating activities of continuing operations	$83,097	$95,022
Investing activities
Property and equipment additions	$(36,663)	$(23,609)
Net cash used in investing activities	$(36,663)	$(23,609)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2018	2017
Financing activities
Proceeds from term loans	$1,400,000	$—
Proceeds from issuance of senior secured notes	745,000	—
Repayment of term loans	(2,153,750)	(5,938)
Repayment of capital lease obligations and other indebtedness	(8,000)	(9,511)
Debt finance costs and lender fees	(17,381)	—
Dividend to shareholders	(9,427)	(9,306)
Proceeds from share issuance under employee share purchase plan and stock options	2,088	632
Treasury share purchase related to vesting of equity awards	(235)	(128)
Net cash used in financing activities	$(41,705)	$(24,251)
Effect of changes in exchange rates on cash and cash equivalents	397	307
Net increase in cash and cash equivalents	5,126	47,469
Cash and cash equivalents at beginning of period	122,039	139,938
Cash and cash equivalents at end of period	$127,165	$187,407
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$31,530	$30,126
Income tax payments, net of refunds	11,902	3,905
Non-cash capital lease additions	2,164	1,651
Non-cash purchase of property and equipment	4,220	—

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)

(unaudited)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of December 31, 2017	126,967,010	$317	$2,700,133	1,620,397	$(24,755)	$(2,722,375)	$(155,621)	$9,980	$(192,321)
Change in accounting policy for revenue recognition (see Note 3)	—	—	—	—	—	986	—	—	986
Dividend to shareholders ($0.075 per common share)	—	—	(9,699)	—	—	—	—	—	(9,699)
Equity-based compensation	293,143	1	7,342	—	—	—	—	956	8,299
Purchase of a non-controlling interest in a subsidiary	—	—	(1,887)	—	—	—	—	1,887	—
Treasury shares purchased in relation to vesting of equity awards	—	—	—	17,445	(235)	—	—	—	(235)
Treasury shares issued in relation to vesting of equity awards	—	—	(123)	(8,008)	123	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	58,829	6,743	402	65,974
Balance as of March 31, 2018	127,260,153	$318	$2,695,766	1,629,834	$(24,867)	$(2,662,560)	$(148,878)	$13,225	$(126,996)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.075 per common share)	—	—	(10,054)	—	—	—	—	—	(10,054)
Equity-based compensation	59,388	—	7,168	—	—	—	—	1,182	8,350
Treasury shares purchased in relation to vesting of equity awards	—	—	—	8,916	(128)	—	—	—	(128)
Comprehensive income (loss), net of tax	—	—	—	—	—	56,106	6,936	(243)	62,799
Balance as of March 31, 2017	125,000,621	$312	$2,705,950	917,788	$(14,294)	$(2,808,732)	$(183,136)	$25,085	$(274,815)

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

The Company has two operating segments, Travelport and eNett; however, the Company reports them together as one reportable segment as eNett does not meet the criteria for a separate reportable segment.

These consolidated condensed financial statements and other consolidated condensed financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2017 consolidated condensed balance sheet, which was derived from audited consolidated financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.

The Company has reclassified prior period information as a result of the Company's adoption of new guidance on pensions as further described in Note 2–Recently Issued Accounting Pronouncements.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Equity-Based Compensation—Modification Accounting

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and will not be required if the changes are considered non-substantive. The Company adopted the provisions of this guidance prospectively effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Pension

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the service cost component of net benefit cost to be presented as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and to present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a disclosure of the line items that contain the other components of net benefit cost in the footnotes to the financial statements if they are not presented on appropriately described separate lines in the statement of operations. The Company adopted the provisions of this guidance effective January 1, 2018, as required under the guidance, and reclassified $1 million related to the other components from selling, general and administrative expense to other expense within the consolidated condensed statements of operations for the three months ended March 31, 2017. The adoption of this guidance had no impact on the Company’s net income, consolidated condensed balance sheets or statements of cash flows.

Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this guidance a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance is applicable for interim and annual reporting periods beginning after December 15, 2019. Early adoption of the amendments in the guidance is permitted for any impairment tests performed after January 1, 2017 and requires its application using a prospective transition method. The Company early adopted the provisions of this guidance effective January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Restricted Cash

In November 2016, the FASB issued guidance that requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. It also requires a reconciliation of cash, cash equivalents and restricted cash balances disclosed in the balance sheet with the corresponding amounts as shown in the statement of cash flows. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments provide specific guidance relating to the classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments and cash flows classification based on its predominate source or use. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Financial Instruments

In January 2016, the FASB issued guidance that amends the current guidance on the classification and measurement of financial instruments. It significantly revises the accounting related to (i) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which the company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements (see Note 3 – Revenue).

Accounting Pronouncements Not Yet Adopted

Financial Instruments—Credit Losses

In June 2016, the FASB issued guidance that amends the accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, allowance for credit losses will be recognized based on the estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires all available relevant information to be considered when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on its consolidated condensed financial statements.

Leases

In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company’s minimum lease commitments for operating leases as of March 31, 2018 was $98 million. The Company is currently evaluating the impact of the guidance on its consolidated condensed financial statements.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Revenue

On January 1, 2018, the Company adopted the new revenue recognition guidance applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The Company recorded a $1 million reduction to its accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in the Company’s Beyond Air revenue. The impact to net revenue for the quarter ended March 31, 2018 was a decrease of less than $1 million as a result of applying the new revenue recognition guidance.

The Company operates a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. Through its Travel Commerce Platform, the Company connects travel providers (“customers”), such as airlines, hotel chains and car rental companies with online and offline travel buyers, including travel agencies, travel management companies and corporations. The Company also provides critical information technology services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions.

The following table presents the Company’s net revenue disaggregated by its source. Sales and usage-based taxes are excluded from net revenue.

Three Months Ended
March 31,
(in $ thousands)	2018
Air	$472,935
Beyond Air	179,751
Travel Commerce Platform(1)	652,686
Technology Services	25,152
Net revenue	$677,838

(1)	Includes $18 million of Travel Commerce Platform revenue for the three months ended March 31, 2018 that does not represent revenue recognized from contracts with customers.

Travel Commerce Platform Revenue

Travel Commerce Platform revenue primarily utilizes a transaction volume model to recognize revenue. The Company charges a fee per segment booked. The Company also receives a fee for cancellations of bookings previously made on the Company’s platform and a fee for tickets issued by the Company that were originally booked on an alternative system.

Revenue for air bookings is recognized at the time of reservation, net of estimated cancellations and anticipated incentives payable to customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations (net of cancellation fees).

The Company’s Beyond Air portfolio includes hospitality, payment solutions, digital services, advertising and other platform services. Revenue for hotel reservations is recognized upon check-in and revenue for car reservations is recognized upon pick-up, as such reservations can generally be cancelled without penalty. The Company’s payment solutions revenue is earned primarily as a percentage of total transaction value in the form of a share of interchange fees. Revenue is recognized at the point in time when the payment is processed.

The Company collects annual fees from travel agencies, internet sites and other subscribers to access the applications on its Travel Commerce Platform, including providing the ability to access schedule and fare information, book reservations and issue tickets. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The table below sets forth Travel Commerce Platform revenue disaggregated by region:

Three Months Ended
March 31,
(in $ thousands)	2018
Asia Pacific	141,551
Europe	244,442
Latin America and Canada	29,859
Middle East and Africa	79,106
International	494,958
United States	157,728
Travel Commerce Platform(1)	652,686

(1)	Includes $18 million of Travel Commerce Platform revenue for the three months ended March 31, 2018 that does not represent revenue recognized from contracts with customers.

Technology Services Revenue

The Company collects fees, generally on a monthly basis under long-term contracts, for providing hosting solutions and other services to airlines such as shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
(in $ thousands)	Accounts Receivable, net(1)	Deferred Revenue (current)(1)	Deferred Revenue (non-current)
Balance as of March 31, 2018	$231,336	$32,186	$6,367
Balance as of January 1, 2018	174,765	32,010	6,056
Increase	$56,571	$176	$311

(1)	Accounts receivables, net, and deferred revenue exclude balances not related to contracts with customers.

The majority of the Company’s Air revenue within its Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses, whereby the payments are submitted monthly to the ACH and are settled (on a net basis) within approximately 30 days. Airlines that do not settle payment through the ACH and customers in Beyond Air and Technology Services are generally invoiced on a monthly basis, and the payments are generally received within approximately 30-60 days.

Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable. The cash payments received or due in advance of satisfying the Company’s performance obligations, was offset by $6 million of net revenue recognized that were included in the deferred revenue balance as of December 31, 2017.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Remaining Performance Obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $57 million, of which the Company expects to recognize revenue of approximately 78% over the next 24 months, including 45% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

4. Income Taxes

The Company’s tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non- U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) the impact of the U.S. Tax Reforms (as defined below) and (vi) the impact of changes in the U.K. to the tax deductibility of interest.

As of December 31, 2017, the Company had U.S. federal net operating losses (“NOL”) carry forwards of approximately $400 million, which expire between 2032 and 2037, state NOL carry forwards, which expire between 2018 and 2037, and alternative minimum tax (“AMT”) and other tax credits carry forward of approximately $27 million. The Company had other non–U.S. NOL carry forwards of $345 million that expire between three years and indefinitely. The deferred tax asset in respect of these U.S. and non–U.S. NOL carry forwards and U.S. tax credits were $197 million. The Company believes it is more likely than not that the benefit from certain U.S. federal, U.S. state and non–U.S. NOL carry forwards and other deferred tax assets will not be realized. Consequently, a valuation allowance of $187 million has been recorded against such deferred tax assets as of December 31, 2017.

The Company regularly assesses its ability to realize deferred tax assets. As of March 31, 2018, the Company’s estimated annual effective tax rate includes the impact of (i) releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards due to an increase in taxable temporary differences that support deferred tax asset utilization and (ii) releasing a portion of the valuation allowance associated with the U.K. NOL carry forwards (see below). However, the Company has maintained a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.

As a result of the Company’s debt restructuring in March 2018 (see Note 11–Long-Term Debt), the Company expects that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, the Company has realized a benefit of $10 million following the release of the valuation allowance on deferred tax assets associated with U.K. NOL carry forwards.

The Company’s preliminary estimate of the impact of the comprehensive changes to the U.S. tax legislation that were enacted in December 2017 under the Tax Cuts and Jobs Act (the “U.S. Tax Reforms”) is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Reforms, the impact of state income taxes, administrative interpretations or court decisions interpreting the U.S. Tax Reforms that may require further adjustments and changes in the Company’s estimates that could be beneficial or adverse. The Company continued to assess the impact of the U.S. Tax Reforms during the three months ended March 31, 2018 and expects to complete its assessment and resultant accounting, if any, by December 2018 (being the one–year measurement period from the date of enactment of the U.S. Tax Reforms).

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Other Current Assets

Other current assets consisted of:

	March 31,	December 31,
(in $ thousands)	2018	2017
Client funds	$34,125	$15,774
Sales and use tax receivables	32,309	30,163
Prepaid expenses	28,268	24,271
Prepaid incentives	16,236	16,677
Derivative assets	22,238	15,233
Other	9,350	7,606
	$142,526	$109,724

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
(in $ thousands)	Cost	depreciation	Net	Cost	depreciation	Net
Capitalized software	$1,074,053	$(850,777)	$223,276	$1,029,772	$(829,416)	$200,356
Computer equipment	346,769	(217,089)	129,680	346,846	(207,484)	139,362
Building and leasehold improvements	33,389	(13,745)	19,644	32,834	(12,972)	19,862
Construction in progress	62,754	—	62,754	72,161	—	72,161
	$1,516,965	$(1,081,611)	$435,354	$1,481,613	$(1,049,872)	$431,741

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $38 million and $43 million during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company had capital lease assets of $210 million and $208 million, respectively, with accumulated depreciation of $116 million and $107 million, respectively, included within computer equipment.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2018 and March 31, 2018 are as follows:

	January 1,			Foreign	March 31,
(in $ thousands)	2018	Additions	Retirements	Exchange	2018
Non-Amortizable Assets:
Goodwill	$1,089,590	$—	$—	$925	$1,090,515
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	743,549	—	—	6	743,555
Accumulated amortization	(461,666)	(10,166)	—	(32)	(471,864)
Acquired intangible assets, net	281,883	(10,166)	—	(26)	271,691
Customer loyalty payments	380,841	45,126	(10,551)	2,008	417,424
Accumulated amortization	(166,544)	(22,343)	10,315	(843)	(179,415)
Customer loyalty payments, net	214,297	22,783	(236)	1,165	238,009
Other intangible assets, net	$496,180	$12,617	$(236)	$1,139	$509,700

The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2017 and March 31, 2017 are as follows:

	January 1,			Foreign	March 31,
(in $ thousands)	2017	Additions	Retirements	Exchange	2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$2,364	$1,082,315
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(368,715)	26	758,370
Accumulated amortization	(804,089)	(10,392)	368,715	(52)	(445,818)
Acquired intangible assets, net	322,970	(10,392)	—	(26)	312,552
Customer loyalty payments	358,259	28,354	(12,908)	2,076	375,781
Accumulated amortization	(169,622)	(18,795)	12,908	(2,074)	(177,583)
Customer loyalty payments, net	188,637	9,559	—	2	198,198
Other intangible assets, net	$511,607	$(833)	$—	$(24)	$510,750

The Company paid cash of $27 million and $17 million for customer loyalty payments during the three months ended March 31, 2018 and 2017, respectively. Further, as of March 31, 2018 and December 31, 2017, the Company had balances payable of $94 million and $77 million, respectively, for customer loyalty payments.

Amortization expense for acquired intangible assets was $10 million for each of the three months ended March 31, 2018 and 2017 and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $22 million and $19 million for the three months ended March 31, 2018 and 2017, respectively, and is included within cost of revenue or net revenue in the Company’s consolidated condensed statements of operations.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Other Non-Current Assets

Other non-current assets consisted of:

	March 31,	December 31,
(in $ thousands)	2018	2017
Prepaid incentives	$35,349	$35,645
Pension assets	9,985	8,674
Supplier prepayments	8,461	10,983
Derivative assets	7,740	3,503
Deferred financing costs	1,828	1,930
Other	13,995	16,073
	$77,358	$76,808

9. Restructuring Charges

In November 2016, the Company committed to undertake a course of action to enhance and optimize the Company’s operational and technological efficiency. This program was substantially completed as of December 31, 2017.

Total restructuring charges recognized of $0 and $3 million for the three months ended March 31, 2018 and 2017, respectively, are included within selling, general and administrative expenses in the consolidated condensed statements of operations.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	March 31,	December 31,
(in $ thousands)	2018	2017
Accrued commissions and incentives	$356,856	$282,954
Accrued payroll and related	61,631	70,234
Deferred revenue	55,683	48,096
Income tax payable	35,113	32,986
Customer prepayments	34,125	15,774
Derivative liabilities	1,397	292
Accrued interest expense	4,131	12,010
Pension and post-retirement benefit liabilities	1,699	1,628
Other	26,135	45,094
	$576,770	$509,068

Included in accrued commissions and incentives are $94 million and $77 million of accrued customer loyalty payments as of March 31, 2018 and December 31, 2017, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Long-Term Debt

Long-term debt consisted of:

	Interest		March 31,	December 31,
(in $ thousands)	rate	Maturity	2018	2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement) (1)	L+2.50%	March 2025	$1,385,934	$—
Term loans – (2014 Credit Agreement) (2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior secured notes (3)	6.00%	March 2026	737,404	—
Capital leases and other indebtedness			99,786	105,574
Total debt			2,223,124	2,230,013
Less: current portion			54,089	64,291
Long-term debt			$2,169,035	$2,165,722

(1)	As of March 31, 2018, the principal amount of terms loans under the 2018 Credit Agreement (as defined below) was $1,400 million, which is netted for unamortized debt discount of $7 million and unamortized debt finance costs of $7 million.
(2)	As of December 31, 2017, the principal amount of terms loans under the 2014 Credit Agreement (as defined below) was $2,154 million, which is netted for unamortized debt finance costs of $13 million and unamortized debt discount of $17 million.
(3)	As of March 31, 2018, the principal amount of senior secured notes was $745 million, which is netted for unamortized debt finance costs of $8 million.

Senior Secured Credit Agreement

In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “2018 Credit Agreement”). Under the 2018 Credit Agreement, the lenders agreed to extend credit to the Borrower in the form of (a) initial secured term loans in an aggregate principal amount of $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans, with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. The Company used the proceeds from these term loans, along with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the previous senior secured credit agreement (the “2014 Credit Agreement”) and to pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. The Company recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss of $28 million in its consolidated condensed statements of operations for the three months ended March 31, 2018.

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. The Company expects to pay interest based on LIBOR.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Further, during the three months ended March 31, 2018, the Company (i) repaid a quarterly installment of $6 million principal of term loans outstanding under the 2014 Credit Agreement, (ii) amortized $1 million of each of debt finance costs and debt discount, (iii) repaid $7 million under its capital lease obligations and entered into $2 million of new capital leases for information technology assets and (iv) repaid $1 million under its other indebtedness obligations.

As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility were substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of March 31, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $8 million was utilized for the issuance of letters of credit, with a balance of $142 million remaining.

Senior Secured Notes

In March 2018, Travelport Corporate Finance PLC (the “Issuer”), a wholly-owned subsidiary of the Company, issued a principal amount of $745 million in senior secured notes due in March 2026 with a stated interest rate of 6.00% per annum. The proceeds were used to repay a portion of the term loans outstanding under the 2014 Credit Agreement. The interest on the senior secured notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2018.

Debt Maturities

Aggregate maturities of debt as of March 31, 2018 are as follows:

			Capital Leases
(in $ thousands)	Term	Senior Secured	and Other
Year ending March 31,	Loans	Notes	Indebtedness
2019	$10,500	$—	$43,589
2020	14,000	—	29,951
2021	14,000	—	16,638
2022	14,000	—	8,260
2023	14,000	—	1,348
Thereafter	1,333,500	745,000	—
	1,400,000	745,000	99,786
Less: Unamortized debt finance cost	(7,110)	(7,596)	—
Less: Unamortized debt discount	(6,956)	—	—
Total debt	$1,385,934	$737,404	$99,786

Debt Finance Costs

The Company had unamortized debt finance costs of (i) $7 million and $13 million as of March 31, 2018 and December 31, 2017, respectively, in relation to its term loans under the 2018 Credit Agreement and 2014 Credit Agreement, respectively, which are presented as a deduction from the principal amount of the term loans, (ii) $8 million as of March 31, 2018 in relation to its senior secured notes, which is presented as a deduction from the principal amount of senior secured notes, and (iii) $2 million as of both March 31, 2018 and December 31, 2017 in relation to its revolving credit facility, which are capitalized within other non-current assets on the consolidated condensed balance sheets. The debt finance costs are amortized over the term of the related debt into earnings as part of interest expense in the consolidated condensed statements of operations. The movements in total unamortized debt finance costs for the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
(in $ thousands)	2018	2017
Balance as of January 1	$14,708	$22,855
Capitalization of debt finance costs	14,799	—
Amortization	(914)	(1,417)
Write-off on early extinguishment of debt	(12,059)	—
Balance as of March 31	$16,534	$21,438

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Debt Covenants and Guarantees

The 2018 Credit Agreement and the Indenture governing the senior secured notes contain financial and other covenants, including: limitations on the ability of Travelport Limited, a wholly-owned subsidiary of the Company and the Borrower’s and the Issuer’s immediate parent entity (the “Parent Guarantor”) and its restricted subsidiaries to incur debt or liens or make certain investments and acquisitions and restricted payments, limitations on transactions with affiliates and certain restrictions on the sale of assets. A violation of these covenants could result in the Parent Guarantor and its restricted subsidiaries being prohibited from making certain restricted payments, including dividends, or cause a default under the 2018 Credit Agreement or the Indenture, which would permit the participating lenders to restrict the Parent Guarantor’s and its restricted subsidiaries’ ability to access the revolving credit facility and require the immediate repayment of any outstanding advances made under the 2018 Credit Agreement or the Indenture. Solely in the case of the revolving credit facility under the 2018 Credit Agreement, if the amount outstanding under the revolving credit facility exceeds a certain threshold, there is a requirement to maintain a first lien leverage ratio.

The senior secured notes are guaranteed fully and unconditionally on a senior secured basis by the Parent Guarantor and certain of its existing and future wholly-owned subsidiaries that also guarantee the facilities under the 2018 Credit Agreement. The senior secured notes and related guarantees are secured on a first-priority basis by security interests in all of the Issuer’s and the guarantors’ assets that also secure the facilities under the 2018 Credit Agreement on a first-priority basis. As of March 31, 2018, the Company was in full compliance with all restrictive and financial covenants related to its debt.

12. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2018, there was no material change in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of March 31, 2018, the Company had a net asset position of $29 million related to its derivative financial instruments.

Foreign Currency Risk

The Company’s primary foreign currency risk exposure as of March 31, 2018 was due to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.

The Company uses foreign currency derivative contracts (forward contracts) to manage its exposure to changes in foreign currency exchange rates, primarily exposure to British pound, Euro and Australian dollar. The Company did not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts were recorded within the Company’s consolidated condensed statements of operations, which partially offset the impact of the changes in the value of the foreign currency denominated receivables and payables and forecasted earnings they were intended to economically hedge.

Interest Rate Risk

As of March 31, 2018, the Company’s primary interest rate risk exposure was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. During the three months ended March 31, 2018, the average LIBOR rate applied to the term loans was 1.64%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of March 31, 2018, the Company had outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets:

		Fair Value Asset			Fair Value (Liability)
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in $ thousands)	Location	2018	2017	Location	2018	2017
Interest rate swap contracts	Other current assets	$10,940	$4,799	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	7,740	3,503	Other non-current liabilities	—	(51)
Foreign currency contracts	Other current assets	11,298	10,434	Accrued expenses and other current liabilities	(1,397)	(292)
Total fair value of derivative assets (liabilities)		$29,978	$18,736		$(1,397)	$(343)

As of March 31, 2018, the net notional amounts of the Company’s derivative contracts and the periods covered by them are as follows:

	March 31,	December 31,
(in $ thousands)	2018	2017
Interest rate swap contracts (varying contracts and periods as discussed above)	$3,000,000	$3,000,000
Foreign currency contracts (covering the period until March 2019)	409,652	373,487

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the three months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
(in $ thousands)	March 31, 2018	March 31, 2017
Net derivative asset (liability) opening balance	$18,393	$(19,196)
Total gain for the period included in net income	16,281	2,284
(Proceeds from) payments on settlement of derivative contracts	(6,093)	5,136
Net derivative asset (liability) closing balance	$28,581	$(11,776)

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three months ended March 31, 2018 and 2017:

		Amount of Gain
		Recorded in Net Income
		Three Months Ended
	Location of Gain Recorded	March 31,
(in $ thousands)	in Statement of Operations	2018	2017
Interest rate swap contracts	Interest expense, net	$11,222	$226
Foreign currency contracts	Selling, general and administrative	5,059	2,058
		$16,281	$2,284

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair values of the Company’s other financial instruments are as follows:

		March 31, 2018		December 31, 2017
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$29,978	$29,978	$18,736	$18,736
Derivative liabilities	Level 2	(1,397)	(1,397)	(343)	(343)
Total debt	Level 2	(2,223,124)	(2,249,765)	(2,230,013)	(2,258,893)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of less than 1% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2018.

The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans and senior secured notes based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

13. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2018, the Company had approximately $80 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $44 million relates to the twelve months ending March 31, 2019. These purchase obligations extend through 2022.

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

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Equity

Dividends on Common Shares

The Company’s Board of Directors declared the following cash dividend during the three months ended March 31, 2018:

	Dividend	Record	Payment	Amount
Declaration Date	Per Share	Date	Date	(in $ thousands)
February 16, 2018	$0.075	March 1, 2018	March 15, 2018	$9,406

On May 2, 2018, the Company’s Board of Directors declared a cash dividend of $0.075 per common share (see Note 18—Subsequent Events).

15. Equity-Based Compensation

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2018, as part of its annual grant program, the Company granted 592,579 RSUs. These RSUs vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. The Company further granted 202,100 RSUs to certain employees that cliff-vest in approximately two years from the grant date upon continued employment of the employee during the vesting period. RSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price, and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s outstanding RSUs may be settled by the issuance of common shares held as treasury shares. In line with the Company’s accounting policy, the compensation costs related to RSUs are expensed on a straight-line basis.

The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2018:

		Weighted Average
		Grant Date
(in dollars, except number of RSUs)	Number	Fair Value
Balance as of January 1, 2018	1,526,280	$13.01
Granted at fair market value	794,679	$14.35
Vested(1)	(36,259)	$13.07
Forfeited	(129,551)	$12.96
Balance as of March 31, 2018	2,155,149	$13.50

(1)	During the three months ended March 31, 2018, the Company completed net share settlements of 17,445 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Performance Share Units (“PSUs”)

During the three months ended March 31, 2018, as part of its annual grant program, the Company granted 1,246,803 PSUs. The PSUs cliff-vest at the end of approximately three years from the date of the grant based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. The ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, the Company assesses the probability of vesting, and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period. All of the PSUs are settled in the Company’s common shares. PSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Certain of the Company’s outstanding PSUs may be settled by the issuance of common shares held as treasury shares. In line with the Company’s accounting policy, the compensation costs related to the PSUs are expensed on a straight-line basis.

The table below presents the activity of the Company’s PSUs for the three months ended March 31, 2018:

		Weighted Average
		Grant Date
(in dollars, except number of PSUs)	Number	Fair Value
Balance as of January 1, 2018	2,694,999	$13.10
Granted at fair market value	1,444,522	$16.33
Forfeited	(351,937)	$12.94
Balance as of March 31, 2018 (1)	3,787,584	$14.32

(1)	Total estimated awards that ultimately will vest based on the Company’s forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s TSR compared to the TSR of the selected group is expected to be 4,350,925 PSUs.

Stock Options

During the three months ended March 31, 2018, the Company did not grant any stock options.

The table below presents the activity of the Company’s stock options for the three months ended March 31, 2018:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Terms	Intrinsic Value
	Number of Options	(in dollars)	(in years)	(in $ thousands)
Balance as of January 1, 2018	2,352,928	$13.51
Forfeited	(107,410)	$13.55
Exercised	(290,160)	$9.92
Expired	(40,984)	$15.53
Balance as of March 31, 2018	1,914,374	$14.01	7.24	$4,506
Exercisable as of March 31, 2018	841,211	$14.45	6.55	$1,618
Expected to vest as of March 31, 2018	1,073,163	$13.66	7.78	$2,888

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the three months ended March 31, 2018 and 2017 was $5 million and $8 million ($4 million and $7 million after tax), respectively. The total income tax benefit related to equity-based compensation expense was $1 million for each of the three months ended March 31, 2018 and 2017.

The Company expects the future equity-based compensation expense in relation to awards granted as of March 31, 2018 will be approximately $73 million.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16. Income Per Share

The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share from continuing operations:

	Three Months Ended March 31,
(in $ thousands, except for share data)	2018	2017
Numerator – Basic and Diluted Income per Share:
Net income from continuing operations	$31,484	$55,863
Net (income) loss attributable to non-controlling interest in subsidiaries	(402)	243
Net income from continuing operations attributable to the Company	$31,082	$56,106
Denominator – Basic Income per Share:
Weighted average common shares outstanding	125,428,257	124,081,175
Income per share from continuing operations – Basic	$0.25	$0.45

Denominator – Diluted Income per Share:
Number of common shares used for basic income per share from continuing operations	125,428,257	124,081,175
Weighted average effect of dilutive securities
RSUs / PSUs	604,051	1,342,130
Stock options	98,893	93,640
Weighted average common shares outstanding	126,131,201	125,516,945
Income per share from continuing operations – Diluted	$0.25	$0.45

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

For each of the three months ended March 31, 2018 and 2017, the Company had 2 million of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share from continuing operations as their inclusion would have been antidilutive as the number of common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the number of common shares that would have been issued.

17. Discontinued Operations

In connection with the sale of the Gullivers Travel Associates business to Kuoni in 2011, the Company agreed to indemnify Kuoni through January 2018 for certain potential liabilities relating to pre-sale events. As no further obligations arose under the indemnity, the Company released the remaining balance of the indemnity provision of $28 million during the three months ended March 31, 2018, which is included within income from discontinued operations, net of tax, in the consolidated condensed statements of operations.

18. Subsequent Events

On May 2, 2018, the Company’s Board of Directors declared a cash dividend of $0.075 per common share for the first quarter of 2018, which is payable on June 21, 2018 to shareholders of record on June 7, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2018 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

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

We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the three months ended March 31, 2018, Air, Beyond Air and Technology Services represented approximately 70%, 26% and 4%, respectively, of our net revenue.

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

For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the three months ended March 31, 2018, eNett generated net revenue of $74 million, representing an approximately 81% increase compared to the three months ended March 31, 2017.

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

Management Performance Metrics

Our management monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of changes in both Reported Segments and RevPas. Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, digital services, advertising and other platform services. Reported Segments is defined as travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use other GAAP and non-GAAP measures as performance metrics.

The table below sets forth our performance metrics:

	Three Months
	Ended March 31,		Change
(in $ thousands, except share data, Reported Segments and RevPas)	2018	2017	$	%
Net revenue	$677,838	$650,763	27,075	4
Operating income	77,664	99,716	(22,052)	(22)
Net income	59,231	55,863	3,368	6
Income per share – diluted (in $)	0.47	0.45	0.02	4
Adjusted EBITDA(1)	154,177	168,553	(14,376)	(9)
Adjusted Operating Income(2)	93,436	107,241	(13,805)	(13)
Adjusted Net Income(3)	54,938	64,357	(9,419)	(15)
Adjusted Income per Share – diluted(4) (in $)	0.44	0.51	(0.07)	(15)
Net cash provided by operating activities	83,097	95,022	(11,925)	(13)
Free Cash Flow(5)	46,434	71,413	(24,979)	(35)
Reported Segments (in thousands)	92,321	93,197	(876)	(1)
Travel Commerce Platform RevPas (in $)	7.07	6.67	0.40	6

*	Percentage calculated not meaningful

(1)	Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes.

(2)	Adjusted Operating Income (Loss) is defined as Adjusted EBITDA less depreciation and amortization of property and equipment, amortization of customer loyalty payments and components of net periodic pension and post-retirement benefit costs other than service cost.

(3)	Adjusted Net Income (Loss) is defined as net income (loss) excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as income (loss) from discontinued operations, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions. Tax impacts not related to core operations have also been excluded (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(4)	Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.

(5)	Free Cash Flow is defined as net cash provided by (used in) operating activities of continuing operations, less cash used for additions to property and equipment.

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

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:

	Three Months Ended
	March 31,
(in $ thousands)	2018	2017
Net income	$59,231	$55,863
Adjustments:
Amortization of acquired intangible assets(1)	10,166	10,392
Loss on early extinguishment of debt	27,661	—
Equity-based compensation and related taxes	4,833	7,786
Corporate and restructuring costs(2)	1,215	5,656
Impairment of long-lived assets(3)	491	685
Income from discontinued operations	(27,747)	—
Other – non cash(4)	(11,363)	(16,374)
Tax adjustments (5)	(9,549)	349
Adjusted Net Income	54,938	64,357
Adjustments:
Interest expense, net(6)	25,365	30,501
Other expense(7)	93	—
Remaining provision for income taxes	13,040	12,383
Adjusted Operating Income	93,436	107,241
Adjustments:
Depreciation and amortization of property and equipment	38,398	42,517
Amortization of customer loyalty payments	22,343	18,795
Adjusted EBITDA	$154,177	$168,553

(1)	Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group in 2006 and from the acquisition of Worldspan in 2007.

(2)	Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activity (see Note 9—Restructuring Charges to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(3)	Relates to the impairment of property and equipment and customer loyalty payments.

(4)	Includes (i) unrealized gains on foreign currency derivatives contracts of $1 million and $8 million for the three months ended March 31, 2018 and 2017, respectively, (ii) unrealized gains on interest rate derivative contracts of $10 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively, (iii) $8 million related to revenue deferred in previous years for the three months ended March 31, 2017 and (iv) other gains of $1 million for the three months ended March 31, 2017.

(5)	Relates primarily to the tax impact of the loss on early extinguishment of debt, equity-based compensation, corporate and restructuring costs and unrealized gains and losses on foreign currency derivative contracts that are excluded from net income to determine Adjusted Net Income tax adjustments are calculated at the rate applicable for the jurisdiction in which the adjusting item arose. The adjustments also include the benefit realized following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. net operating losses carry forwards (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(6)	Excludes the impact of unrealized gains on interest rate derivative of $10 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively, which is included within “Other—non-cash.”

(7)	Relates to interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs, which we consider to be non-operating components, to be excluded from Adjusted Operating Income and Adjusted EBITDA starting January 1, 2018 on a prospective basis.

The following table provides a reconciliation of income per share—diluted to Adjusted Income per Share—diluted:

	Three Months Ended
	March 31,
(in $)	2018	2017
Income per share – diluted	$0.47	$0.45
Per share adjustments to net income to determine Adjusted Income per Share – diluted	(0.03)	0.06
Adjusted Income per Share – diluted	$0.44	$0.51

We have included Adjusted Income (Loss) per Share—diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments), certain components of net periodic pension and post-retirement benefit costs and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share—diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income (loss) and net income (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated condensed statements of operations.

For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”

Factors Affecting Results of Operations

Geographic Mix: Our geographically dispersed footprint helps insulate us from a particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in percentages)	2018	2017
Asia Pacific	22	24
Europe	37	33
Latin America and Canada	5	5
Middle East and Africa	12	13
International	76	75
United States	24	25
Travel Commerce Platform	100	100

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

Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 38,000 car rental locations, approximately 50 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the three months ended March 31, 2018.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We have adopted new guidance on pension costs from January 1, 2018 (see Note 2—Recently Issued Accounting Pronouncements—Pension to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q). In accordance with the guidance, we have presented interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs separately outside of operating income. For the three months ended March 31, 2017, we reclassified $1 million from selling, general and administrative expense to other expense within the consolidated condensed statement of operations.

	Three Months Ended
	March 31,		Change
(in $ thousands, except share data)	2018	2017	$	%
Net revenue	$677,838	$650,763	$27,075	4
Costs and expenses
Cost of revenue	426,397	386,837	39,560	10
Selling, general and administrative	125,200	111,301	13,899	12
Depreciation and amortization	48,577	52,909	(4,332)	(8)
Total costs and expenses	600,174	551,047	49,127	9
Operating income	77,664	99,716	(22,052)	(22)
Interest expense, net	(14,935)	(30,275)	15,340	51
Loss on early extinguishment of debt	(27,661)	—	(27,661)	*
Other expense	(93)	(846)	753	89
Income before income taxes	34,975	68,595	(33,620)	(49)
Provision for income taxes	(3,491)	(12,732)	9,241	73
Net income from continuing operations	31,484	55,863	(24,379)	(44)
Income from discontinued operations, net of tax	27,747	—	27,747	*
Net income	$59,231	$55,863	$3,368	6

*	Percentage calculated not meaningful

Net Revenue

On January 1, 2018, we adopted new guidance on revenue recognition applying the modified retrospective method to all contracts. Results for the three months ended March 31, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. We recorded a reduction of $1 million to our accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in our Beyond Air revenue. The impact to net revenue for the quarter ended March 31, 2018 was a decrease of less than $1 million as a result of applying the new revenue recognition guidance (see Note 3–Revenue to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

Net revenue is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$	%
Air	$472,935	$474,475	$(1,540)	—
Beyond Air	179,751	147,585	32,166	22
Travel Commerce Platform	652,686	622,060	30,626	5
Technology Services	25,152	28,703	(3,551)	(12)
Net revenue	$677,838	$650,763	$27,075	4

During the three months ended March 31, 2018, net revenue increased by $27 million, or 4%, compared to the three months ended March 31, 2017. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $31 million, or 5%, offset by a decrease in Technology Services revenue of $4 million, or 12%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Three Months Ended
	March 31,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.07	$6.67	$0.40	6
Reported Segments (in thousands)	92,321	93,197	(876)	(1)

The increase in Travel Commerce Platform revenue of $31 million, or 5%, was due to a $32 million, or 22%, increase in Beyond Air revenue, offset by a $2 million decrease in Air revenue. Overall, there was a 6% increase in Travel Commerce Platform RevPas and a 1% decrease in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $23.3 billion for the three months ended March 31, 2018 from $20.6 billion for the three months ended March 31, 2017 primarily due to an increase in the value and volume of transactions in payment solutions and increase in ticket prices in line with global trends. Our percentage of Air segment revenue from away bookings increased to 69% from 67%. Our hospitality segments per 100 airline tickets issued remained stable at 41. Our hotel room nights and car rental days sold grew by 2% and 11%, respectively, and were 17 million and 25 million, respectively, for the three months ended March 31, 2018.

The table below sets forth Travel Commerce Platform revenue by region:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$141,551	$151,015	$(9,464)	(6)
Europe	244,442	202,416	42,026	21
Latin America and Canada	29,859	28,782	1,077	4
Middle East and Africa	79,106	83,553	(4,447)	(5)
International	494,958	465,766	29,192	6
United States	157,728	156,294	1,434	1
Travel Commerce Platform	$652,686	$622,060	$30,626	5

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Three Months Ended				Three Months Ended
	March 31,		Change		March 31,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	16,168	19,208	(3,040)	(16)	$8.76	$7.86	0.90	11
Europe	25,647	23,497	2,150	9	$9.53	$8.61	0.92	11
Latin America and Canada	4,710	4,626	84	2	$6.34	$6.22	0.12	2
Middle East and Africa	9,628	9,476	152	2	$8.22	$8.82	(0.60)	(7)
International	56,153	56,807	(654)	(1)	$8.81	$8.20	0.61	8
United States	36,168	36,390	(222)	(1)	$4.36	$4.30	0.06	1
Travel Commerce Platform	92,321	93,197	(876)	(1)	$7.07	$6.67	0.40	6

International

Our International Travel Commerce Platform revenue increased by $29 million, or 6%, due to an 8% increase in RevPas offset by a 1% decrease in Reported Segments. The increase in RevPas was a result of growth in payment solutions in Beyond Air, partially offset by a decrease in Air. The decrease in Air was mainly due to the loss of a large travel agency in the Pacific region, mix and a $9 million recognition of revenue in 2017 in respect of revenue deferred in previous years, partially offset by improved pricing. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 76% for the three months ended March 31, 2018 compared to 75% for the three months ended March 31, 2017.

Asia Pacific

Revenue in Asia Pacific decreased $9 million, or 6%, mainly due to a 16% decrease in Reported Segments offset by an 11% increase in RevPas. Reported Segments decreased due to loss of a large travel agency in the Pacific region, partially offset by growth in India. RevPas increased due to growth in payment solutions in Beyond Air.

Europe

Revenue in Europe increased $42 million, or 21%, primarily due to an 11% increase in RevPas and a 9% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased mainly due to growth in Greece, United Kingdom and Netherlands.

Latin America and Canada

Revenue in Latin America and Canada increased marginally by $1 million, or 4%.

Middle East and Africa

Revenue in the Middle East and Africa decreased $4 million or 5%, due to a 7% decrease in RevPas offset by a 2% increase in Reported Segments. The decrease in RevPas was mainly due to a $9 million recognition in 2017 of revenue deferred in previous years.

United States

Revenue in the United States increased marginally by $1 million.

Technology Services

Technology Services revenue decreased $4 million, or 12%, primarily due to the sale of IGT Solutions Private Ltd (“IGTS”) in 2017.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$349,951	$302,789	$47,162	16
Technology costs	76,446	84,048	(7,602)	(9)
Cost of revenue	$426,397	$386,837	$39,560	10

Cost of revenue increased by $40 million, or 10%, as a result of a $47 million, or 16%, increase in commission costs and an $8 million, or 9%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our payment solutions business and an 8% increase in travel distribution costs per segment driven by pricing, mix and unfavorable foreign exchange movements. Commissions include amortization of customer loyalty payments of $20 million and $17 million for the three months ended March 31, 2018 and 2017, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $8 million, or 9%, due to reduced costs resulting from the sale of IGTS in April 2017 and higher capitalization of technology investments.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$103,333	$84,529	$18,804	22
Non-workforce	16,510	21,182	(4,672)	(22)
Sub-total	119,843	105,711	14,132	13
Non-core corporate costs	5,357	5,590	(233)	(4)
SG&A	$125,200	$111,301	$13,899	12

SG&A expenses increased by $14 million, or 12%, during the three months ended March 31, 2018 compared to March 31, 2017. SG&A expenses include $5 million and $6 million of charges for the three months ended March 31, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, the increase in our SG&A expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 remained $14 million. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $19 million, or 22%, primarily due to merit, headcount and other employee-related incentives and unfavorable foreign exchange movements. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $5 million, or 22%, primarily due to realized foreign exchange gains.

Non-core corporate costs of $5 million and $6 million for the three months ended March 31, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of $4 million of corporate and restructuring costs and $3 million in equity-based compensation and related taxes was offset by $6 million of unfavorable movements in the fair value of unrealized foreign currency derivative contracts.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$38,411	$42,517	$(4,106)	(10)
Amortization of acquired intangible assets	10,166	10,392	(226)	(2)
Total depreciation and amortization	$48,577	$52,909	$(4,332)	(8)

Total depreciation and amortization decreased by $4 million, or 8%. Depreciation on property and equipment decreased by $4 million, or 10%, due to lower level of depreciable assets. Amortization of acquired intangible assets remained stable.

Interest Expense, Net

Interest expense, net, decreased by $15 million, or 51%, primarily due to (i) a $10 million unrealized favorable impact of fair value changes on our interest rate swap derivative contracts and (ii) a $4 million decrease related to the reduced balance on the term loans outstanding under our senior secured credit agreement and lower interest rates.

Loss on Early Extinguishment of Debt

In March 2018, we issued senior secured notes and entered into a new senior secured credit agreement (the “2018 Credit Agreement”). The proceeds from the issuance of the senior secured notes and term loan borrowings under the 2018 Credit Agreement, along with cash on our balance sheet, were used to fully repay our borrowings under the previous senior secured credit agreement (the “2014 Credit Agreement”). This transaction was accounted for as the issuance of new debt and an extinguishment of existing debt resulting in a loss on early extinguishment of $28 million.

Provision for Income Taxes

Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) the impact of the U.S. Tax Reforms and (vi) the impact of changes in the U.K. to the tax deductibility of interest.

As of December 31, 2017, our deferred tax asset in respect of U.S. and non–U.S. NOL carry forwards and U.S. tax credits were $197 million. We believe it is more likely than not that the benefit from such deferred tax assets will not be realized. Consequently, we have recorded a valuation allowance of $187 million against such deferred tax assets as of December 31, 2017.

We regularly assess our ability to realize deferred tax assets. As of March 31, 2018, our estimate of our annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with both the U.S. and U.K. NOL carry forwards (see below). However, we have maintained a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the benefit of the deferred tax assets will be realized. This would impact the income tax expense in the period for which it is determined that these factors have changed.

As a result of our debt restructuring in March 2018 (see Note 11–Long-term Debt to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q), we expect that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, we have realized a benefit of $10 million following the release of the valuation allowance on deferred tax assets associated with our U.K. NOL carry forwards (see Note 4–Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2018, our cash and cash equivalents and revolving credit facility availability were as follows:

March 31,
(in $ thousands)	2018
Cash and cash equivalents	$127,165
Revolving credit facility availability	141,658

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

The table below sets out our working capital as of March 31, 2018 and December 31, 2017, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:

	Asset (Liability)
	March 31,	December 31,
(in $ thousands)	2018	2017	Change
Accounts receivable, net	$270,663	$206,524	$64,139
Accrued commissions and incentives	(356,856)	(282,954)	(73,902)
Deferred revenue and prepaid incentives, net	(39,447)	(31,419)	(8,028)
Cash and cash equivalents	127,165	122,039	5,126
Accounts payable and employee related	(143,477)	(145,140)	1,663
Accrued interest	(4,131)	(12,010)	7,879
Current portion of long-term debt	(54,089)	(64,291)	10,202
Taxes	(2,804)	(2,823)	19
Other assets, net	32,324	1,724	30,600
Working Capital	$(170,652)	$(208,350)	$37,698
Consolidated Condensed Balance Sheets:
Total current assets	$540,354	$438,287	$102,067
Total current liabilities	(711,006)	(646,637)	(64,369)
Working Capital	$(170,652)	$(208,350)	$37,698

As of March 31, 2018, we had a working capital net liability of $171 million compared to $208 million as of December 31, 2017. The decrease of $38 million is primarily due to a $64 million increase in accounts receivable, net, a $31 million increase in other assets, net, a $10 million decrease in the current portion of long-term debt, an $8 million decrease in accrued interest and a $5 million increase in cash and cash equivalents as discussed in “Cash flows” below, partially offset by a $74 million increase in accrued commission and incentives, and an $8 million increase in deferred revenue.

The table below sets out information on our accounts receivable:

	March 31,	December 31,
	2018	2017	Change
Accounts receivable, net (in $ thousands)	$270,663	$206,524	$64,139
Accounts receivable, net – Days Sales Outstanding (“DSO”)	38	37	1

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the three months ended March 31, 2018, Air revenue accounted for approximately 70% of our revenue; however, only 50% of our outstanding receivables related to customers using ACH as of March 31, 2018. The ACH receivables are collected on average in 31 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 38 DSO as of March 31, 2018, as compared to 37 DSO as of December 31, 2017. The growth in Air revenue in March 2018 compared to December 2017 contributed to the increase in our accounts receivables, net, balance.

Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $64 million from December 31, 2017 to March 31, 2018, and our accrued commissions and incentives increased by $74 million from December 31, 2017 to March 31, 2018, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2018	2017	$
Cash provided by (used in):
Operating activities of continuing operations	$83,097	$95,022	$(11,925)
Investing activities	(36,663)	(23,609)	(13,054)
Financing activities	(41,705)	(24,251)	(17,454)
Effect of exchange rate changes	397	307	90
Net increase in cash and cash equivalents	$5,126	$47,469	$(42,343)

As of March 31, 2018, we had $127 million of cash and cash equivalents, an increase of $5 million compared to December 31, 2017. The following discussion summarizes the changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Operating activities. For the three months ended March 31, 2018, cash provided by operating activities was $83 million compared to $95 million for the three months ended March 31, 2017. The decrease of $12 million is primarily a result of lower operating income, higher income tax payments and higher customer loyalty payments.

Investing activities. The cash used in investing activities was $37 million for the three months ended March 31, 2018 and $24 million for the three months ended March 31, 2017, which was for the purchase of property and equipment.

Our investing activities for the three months ended March 2018 and 2017 include:

	Three Months Ended
	March 31,
(in $ thousands)	2018	2017	Change
Cash additions to software developed for internal use	$31,352	$17,882	$13,470
Cash additions to computer equipment and other	5,311	5,727	416
Property and equipment additions	$36,663	$23,609	$13,054

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of capital lease and other indebtedness obligations. For the three months ended March 31, 2018 and 2017, we repaid capital lease and other indebtedness obligations of $8 million and $10 million, respectively, which are primarily related to assets within our data center. Our total Capital Expenditures were $45 million and $33 million for the three months ended March 31, 2018 and 2017, respectively.

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center, enhancing our search technology and capabilities, developing mobile customer engagement solutions, the development of content for hotels and car rental providers, further development of Smartpoint, our innovative booking solution delivering multisource content and pricing and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Financing activities. Cash used in financing activities for the three months ended March 31, 2018 was $42 million, which primarily consisted of  (i) $1,400 million of gross proceeds from term loans borrowed under the 2018 Credit Agreement, (ii) $745 million of gross proceeds from the issuance of senior secured notes, offset by (iii) $2,154 million of repayments of term loans under the 2014 Credit Agreement, (iv) $17 million of payments towards debt finance costs and lender fees, (v) $9 million of dividend payments to our shareholders and (vi) $8 million of capital lease and other indebtedness repayments. The cash used in financing activities for the three months ended March 31, 2017 was $24 million, which primarily consisted of (i) $6 million of term loans repayments, (ii) $10 million of capital lease and other indebtedness repayments and (iii) $9 million of dividend payments to our shareholders.

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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended
	March 31,
(in $ thousands)	2018	2017
Net cash provided by operating activities	$83,097	$95,022
Property and equipment additions	(36,663)	(23,609)
Free Cash Flow	$46,434	$71,413

Financing Arrangements

As of March 31, 2018, our financing arrangements include our senior secured credit facilities under the 2018 Credit Agreement, senior secured notes and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of March 31, 2018 and December 31, 2017:

	Interest		March 31,	December 31,
(in $ thousands)	rate	Maturity	2018	2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement) (1)	L+2.50%	March 2025	$1,385,934	$—
Term loans – (2014 Credit Agreement) (2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior Secured Notes (3)	6.00%	March 2026	737,404	—
Capital leases and other indebtedness			99,786	105,574
Total debt			2,223,124	2,230,013
Less: cash and cash equivalents			(127,165)	(122,039)
Net Debt(4)			$2,095,959	$2,107,974

(1)	As of March 31, 2018, the principal amount of terms loans under the 2018 Credit Agreement was $1,400 million, which is netted for unamortized debt discount of $7 million and unamortized debt finance costs of $7 million.

(2)	As of December 31, 2017, the principal amount of terms loans under the 2014 Credit Agreement was $2,154 million, which is netted for unamortized debt finance costs of $13 million and unamortized debt discount of $17 million.

(3)	As of March 31, 2018, the principal amount of senior secured notes was $745 million, which is netted for unamortized debt finance costs of $8 million.

(4)	Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash and cash equivalents. Net Debt is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Senior Secured Credit Agreement

In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), our wholly-owned subsidiary, entered into the 2018 Credit Agreement under which, the lenders agreed to extend credit to the Borrower in the form of (a) initial secured term loans in an aggregate principal amount of $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans, with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. We used the net proceeds from these term loans, along with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the 2014 Credit Agreement and pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. We recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss of $28 million in our consolidated condensed statements of operations for the three months ended March 31, 2018.

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. We expect to pay interest based on LIBOR.

Further, during the three months ended March 31, 2018, we (i) repaid a quarterly installment of $6 million principal of term loans outstanding under the 2014 Credit Agreement, (ii) amortized $1 million of each of debt finance costs and debt discount, (iii) repaid $7 million under our capital lease obligations and entered into $2 million of new capital leases for information technology assets and (iv) repaid $1 million under our other indebtedness obligations.

As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility were substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of March 31, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $8 million was utilized for the issuance of letters of credit, with a balance of $142 million remaining.

Senior Secured Notes

In March 2018, Travelport Corporate Finance PLC (the “Issuer”), our wholly-owned subsidiary, issued a principal amount of $745 million in senior secured notes due in March 2026 with a stated interest rate of 6.00% per annum. The proceeds were used to repay a portion of our term loans outstanding under the 2014 Credit Agreement. The interest on the senior secured notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2018.

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

Borrowings under the 2018 Credit Agreement are subject to amortization and prepayment requirements. In addition, the 2018 Credit Agreement and the Indenture governing the senior secured notes contain various covenants, events of default and other provisions, including, under certain circumstances, a leverage ratio requirement under the 2018 Credit Agreement.

Our 2018 Credit Agreement and Indenture governing the senior secured notes limit certain of our subsidiaries’ ability to:

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

As of March 31, 2018, our consolidated first lien net leverage ratio, as determined under the 2018 Credit Agreement, was 3.83 compared to the maximum allowable of 6.00. In addition, we were in compliance with the other covenants under the 2018 Credit Agreement and Indenture.

We re-evaluate our capital structure from time to time including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.

Interest Rate Risk

We are exposed to interest rate risk relating to our floating rate debt under the 2018 Credit Agreement. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

Our primary interest rate exposure as of March 31, 2018 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on the $1,400 million principal amount of term loans under the 2018 Credit Agreement is currently charged at LIBOR plus 2.50%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of March 31, 2018, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%

During the three months ended March 31, 2018, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains on these interest rate derivative financial instruments were $11 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively.

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

During 2018, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of March 31, 2018, we had $410 million net notional amount of foreign currency forward contracts.

During the three months ended March 31, 2018 and 2017, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains on these foreign currency derivative financial instruments amounted to $5 million and $2 million for the three months ended March 31, 2018 and 2017, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of March 31, 2018, our derivative contracts that hedge our interest rate and foreign currency exposure had a net asset position of $29 million and cover transactions for a period that does not exceed three years.

Contractual Obligations

Following our debt restructuring in March 2018, our contractual obligations related to the terms loans have changed since December 31, 2017, and our contractual obligations also include obligations related to the senior secured notes we issued in March 2018. The following table summarizes our future contractual obligations related to our long-term debt as of March 31, 2018:

	Year Ending March 31,
(in $ thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Term loans	$10,500	$14,000	$14,000	$14,000	$14,000	$1,333,500	$1,400,000
Senior secured notes	—	—	—	—	—	745,000	745,000
Capital leases and other indebtedness	43,589	29,951	16,638	8,260	1,348	—	99,786
Interest payments(1)	74,179	107,233	106,943	105,621	104,857	254,770	753,603
Total	$128,268	$151,184	$137,581	$127,881	$120,205	$2,333,270	$2,998,389

(1)  Interest payments include interest on the term loans under the 2018 Credit Agreement, the senior secured notes and our capital leases and other indebtedness. Interest on the term loans is based on the interest rate as of March 31, 2018 of LIBOR plus 2.50%, and interest on the senior secured notes is based on its stated rate of 6.00%. Interest payments also include an estimate of cash flows for interest rate swap contracts.

Other than as set forth above, as of March 31, 2018, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.

Other Off-Balance Sheet Arrangements

We had no other off-balance sheet arrangements during the three months ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of March 31, 2018. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.

Interest Rate Risk

We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. As of March 31, 2018, we have determined, through such analysis, that a 100 basis point increase or decrease in interest rates, based on the outstanding floating rate debt balance, would increase or decrease our annualized interest charge by $14 million, excluding the effect of fair value changes on our interest rate swaps.

In order to protect against potential higher interest costs resulting from increases in LIBOR, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of March 31, 2018, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to our interest expense of $30 million due to changes in the fair value of these swaps.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of March 31, 2018. We have determined, through the sensitivity analysis, that the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or a credit, respectively, of $39 million and $41 million, respectively, on our consolidated condensed statements of operations.

There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Limitations on Controls. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Consumer Antitrust Class Action

On July 14, 2015 and July 17, 2015, approximately 24 plaintiffs filed purported class action lawsuits against us, Amadeus and Sabre in the United States District Court for the Southern District of New York (Gordon et al. v. Amadeus IT Group, S.A et al.). A consolidated, amended complaint was filed on October 2, 2015 (the “Amended Complaint”). The Amended Complaint alleged violations of the Sherman Act, state antitrust laws and state consumer protection laws by defendants beginning in 2006. In particular, the plaintiffs claimed there was a conspiracy among us and the other defendants to impose contract terms on airlines, which the plaintiffs allege had the effect of maintaining higher fees and restricting competition. On November 7, 2017, we entered into a settlement agreement with the plaintiffs, which received final approval by the court on April 23, 2018. The settlement resolved all pending claims against us in connection with the case, and the court dismissed the Amended Complaint in full, with prejudice, on April 23, 2018 and closed the case as of that date.

Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.

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

The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2018 were approximately $121,000 and $94,000 respectively.

ITEM 6. EXHIBITS.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT WORLDWIDE LIMITED

Date: May 3, 2018	By:	/s/ Bernard Bot
Bernard Bot
Executive Vice President and Chief Financial Officer

Date: May 3, 2018	By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
4.1	Indenture, dated as of March 16, 2018, by and among Travelport Corporate Finance PLC, as issuer, the guarantors from time to time party thereto and U.S. Bank, National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on March 16, 2018).
4.2	Form of 6.00% Senior Secured Notes due 2026 (included in Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on March 16, 2018).
10.1	Credit Agreement, dated March 16, 2018, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the guarantors from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent and an L/C issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on March 16, 2018).
10.2	Form of 2018 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers)
10.3	Form of 2018 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

