Form 10-Q
period 2018-06-30
Travelport Worldwide LTD
filed 2018-08-02
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of August 1, 2018, there were 126,207,216 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenue	$662,008	$612,107	$1,339,846	$1,262,870
Costs and expenses
Cost of revenue	427,792	369,708	854,189	756,545
Selling, general and administrative	142,355	114,055	267,555	225,356
Depreciation and amortization	49,568	53,648	98,145	106,557
Total costs and expenses	619,715	537,411	1,219,889	1,088,458
Operating income	42,293	74,696	119,957	174,412
Interest expense, net	(23,605)	(32,943)	(38,540)	(63,218)
Loss on early extinguishment of debt	—	—	(27,661)	—
Gain on sale of a subsidiary	—	1,217	—	1,217
Other expense	(371)	(846)	(464)	(1,692)
Income before income taxes	18,317	42,124	53,292	110,719
Provision for income taxes	(11,312)	(7,758)	(14,803)	(20,490)
Net income from continuing operations	7,005	34,366	38,489	90,229
Income from discontinued operations, net of tax	—	—	27,747	—
Net income	7,005	34,366	66,236	90,229
Net (income) loss attributable to non-controlling interest in subsidiaries	(861)	561	(1,263)	804
Net income attributable to the Company	$6,144	$34,927	$64,973	$91,033
Income per share – Basic:
Income per share – continuing operations	$0.05	$0.28	$0.30	$0.73
Income per share – discontinued operations	—	—	0.22	—
Basic income per share	$0.05	$0.28	$0.52	$0.73
Weighted average common shares outstanding – Basic	126,043,518	124,357,929	125,737,328	124,219,917
Income per share – Diluted:
Income per share – continuing operations	$0.05	$0.28	$0.29	$0.72
Income per share – discontinued operations	—	—	0.22	—
Diluted income per share	$0.05	$0.28	$0.51	$0.72
Weighted average common shares outstanding – Diluted	126,979,505	125,756,484	126,504,293	125,634,628
Cash dividends declared per common share	$0.075	$0.075	$0.150	$0.150
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in $ thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income	$7,005	$34,366	$66,236	$90,229
Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	(10,855)	11,962	(6,585)	16,299
Amortization of actuarial loss to net income, net of tax	2,580	2,605	5,053	5,204
Other comprehensive (loss) income, net of tax	(8,275)	14,567	(1,532)	21,503
Comprehensive (loss) income	(1,270)	48,933	64,704	111,732
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(861)	561	(1,263)	804
Comprehensive (loss) income attributable to the Company	$(2,131)	$49,494	$63,441	$112,536

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$183,510	$122,039
Accounts receivable (net of allowances for doubtful accounts of $8,913 and $10,245, respectively)	262,407	206,524
Other current assets	125,071	109,724
Total current assets	570,988	438,287
Property and equipment, net	490,806	431,741
Goodwill	1,086,193	1,089,590
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	470,200	496,180
Deferred income taxes	22,394	12,796
Other non-current assets	72,735	76,808
Total assets	$3,026,413	$2,858,499
Liabilities and equity
Current liabilities:
Accounts payable	$79,037	$73,278
Accrued expenses and other current liabilities	570,171	509,068
Current portion of long-term debt	56,527	64,291
Total current liabilities	705,735	646,637
Long-term debt	2,216,331	2,165,722
Deferred income taxes	37,571	34,899
Other non-current liabilities	197,496	203,562
Total liabilities	3,157,133	3,050,820
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 127,876,316 shares and 126,967,010 shares issued; 126,137,333 shares and 125,346,613 shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	319	317
Additional paid in capital	2,694,541	2,700,133
Treasury shares, at cost (1,738,983 shares and 1,620,397 shares as of June 30, 2018 and December 31, 2017, respectively)	(26,792)	(24,755)
Accumulated deficit	(2,656,416)	(2,722,375)
Accumulated other comprehensive loss	(157,153)	(155,621)
Total shareholders’ equity (deficit)	(145,501)	(202,301)
Equity attributable to non-controlling interest in subsidiaries	14,781	9,980
Total equity (deficit)	(130,720)	(192,321)
Total liabilities and equity	$3,026,413	$2,858,499

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net income	$66,236	$90,229
Income from discontinued operations, net of tax	(27,747)	—
Net income from continuing operations	38,489	90,229
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	98,145	106,557
Amortization of customer loyalty payments	44,491	37,452
Impairment of long-lived assets	11,643	685
Amortization of debt finance costs and debt discount	2,751	5,369
Gain on sale of a subsidiary	—	(1,217)
Loss on early extinguishment of debt	27,661	—
Unrealized loss (gain) on foreign exchange derivative instruments	20,838	(20,920)
Unrealized (gain) loss on interest rate derivative instruments	(12,826)	3,001
Equity-based compensation	11,904	15,522
Deferred income taxes	(7,489)	203
Customer loyalty payments	(55,675)	(35,385)
Pension liability contribution	(704)	(1,202)
Changes in assets and liabilities:
Accounts receivable, net	(55,615)	(41,349)
Other current assets	(8,340)	3,346
Accounts payable, accrued expenses and other current liabilities	75,981	11,479
Other	11,032	4,837
Net cash provided by operating activities	$202,286	$178,607
Investing activities
Property and equipment additions	$(74,466)	$(46,829)
Sale of subsidiary, net of cash disposed	—	(3,433)
Net cash used in investing activities	$(74,466)	$(50,262)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Financing activities
Proceeds from term loans	$1,400,000	$—
Proceeds from issuance of senior secured notes	745,000	—
Repayment of term loans	(2,153,750)	(11,875)
Repayment of capital lease obligations and other indebtedness	(18,978)	(19,490)
Debt finance costs and lender fees	(21,524)	—
Dividend to shareholders	(19,037)	(18,857)
Purchase of non-controlling interest in a subsidiary	—	(1,063)
Proceeds from share issuance under employee share purchase plan and stock options	6,080	1,116
Treasury share purchase related to vesting of equity awards	(2,581)	(2,383)
Other	(680)	—
Net cash used in financing activities	$(65,470)	$(52,552)
Effect of changes in exchange rates on cash and cash equivalents	(879)	782
Net increase in cash and cash equivalents	61,471	76,575
Cash and cash equivalents at beginning of period	122,039	139,938
Cash and cash equivalents at end of period	$183,510	$216,513
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$40,512	$56,447
Income tax payments, net of refunds	26,131	14,457
Non-cash capital lease asset additions	61,766	12,174
Non-cash purchase of property and equipment	4,220	—
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2017	126,967,010	$317	$2,700,133	1,620,397	$(24,755)	$(2,722,375)	$(155,621)	$9,980	$(192,321)
Change in accounting policy for revenue recognition (see Note 3)	—	—	—	—	—	986	—	—	986
Dividend to shareholders ($0.150 per common share)	—	—	(19,579)	—	—	—	—	—	(19,579)
Equity-based compensation	909,306	2	16,418	—	—	—	—	1,651	18,071
Purchase of a non-controlling interest in a subsidiary	—	—	(1,887)	—	—	—	—	1,887	—
Treasury shares purchased in relation to vesting of equity awards	—	—	—	154,232	(2,581)	—	—	—	(2,581)
Treasury shares issued in relation to vesting of equity awards	—	—	(544)	(35,646)	544	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	64,973	(1,532)	1,263	64,704
Balance as of June 30, 2018	127,876,316	$319	$2,694,541	1,738,983	$(26,792)	$(2,656,416)	$(157,153)	$14,781	$(130,720)

	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.150 per common share)	—	—	(19,816)	—	—	—	—	—	(19,816)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	520,919	1	14,034	—	—	—	—	2,332	16,367
Treasury shares purchased in relation to vesting of equity awards	—	—	—	189,311	(2,383)	—	—	—	(2,383)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	91,033	21,503	(804)	111,732
Balance as of June 30, 2017	125,462,152	$313	$2,702,368	1,057,174	$(15,910)	$(2,773,805)	$(168,569)	$9,119	$(246,484)

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
The Company has reclassified prior period information as a result of the Company’s adoption of new guidance on pensions as further described in Note 2—Recently Issued Accounting Pronouncements.

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
Pension
In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the service cost component of net benefit cost to be presented as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and to present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires a disclosure of the line items that contain the other components of net benefit cost in the footnotes to the financial statements if they are not presented on appropriately described separate lines in the statement of operations. The Company adopted the provisions of this guidance effective January 1, 2018, as required under the guidance, and for the three and six months ended June 30, 2017, the Company reclassified $1 million and $2 million, respectively, related to the other components from selling, general and administrative expense to other expense within the consolidated condensed statements of operations. The adoption of this guidance did not have an impact on the Company’s net income, consolidated condensed balance sheets or statements of cash flows.
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
Restricted Cash
In November 2016, the FASB issued guidance that requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. The guidance also requires a reconciliation of cash, cash equivalents and restricted cash balances disclosed in the balance sheet with the corresponding amounts as shown in the statement of cash flows. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

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
Financial Instruments
In January 2016, the FASB issued guidance that amends the current guidance on the classification and measurement of financial instruments. The guidance significantly revises the accounting related to (i) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.
Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which the company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenue is recognized when control of the promised services is transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements (see Note 3—Revenue).
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

available relevant information to be considered when estimating expected credit losses, including details about past events, current conditions and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of the amended guidance on its consolidated condensed financial statements.
Leases
In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The guidance requires adoption using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements.
In July 2018, the FASB issued further guidance to provide another option for transition under which the comparative periods presented in the financial statements in the year of adoption will not need to be restated. Under this transition method, the entity can apply the transition provisions on January 1, 2019 (i.e. the effective date). The Company expects to adopt the new lease guidance by applying the transition provisions on January 1, 2019.
The Company is currently evaluating the impact of the guidance on its consolidated condensed financial statements and related disclosures, controls and processes including evaluating the use of optional practical expedients. Further, the Company has selected a lease accounting system to assist with the accounting and disclosure requirements under the new guidance and is currently analyzing its inventory of existing operating leases. The Company expects a majority of its existing operating leases, with minimum lease commitments as of June 30, 2018 of  $98 million, will be subject to the new guidance. Upon adoption of the guidance, the Company will recognize operating lease ROU assets and operating lease liabilities on its consolidated condensed balance sheets that will increase its total assets and liabilities. Although, the new guidance is not expected to materially impact the Company’s consolidated condensed statements of operations or its consolidated condensed statements of cash flows, the guidance requires enhanced disclosures related to the nature, amount, timing and uncertainty of cash flows arising from operating and finance leases contracts.
3. Revenue
On January 1, 2018, the Company adopted the new revenue recognition guidance applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The Company recorded a $1 million reduction to its accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in the Company’s Beyond Air revenue. For the three and six months ended June 30, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance.
The Company operates a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. Through its Travel Commerce Platform, the Company connects travel providers (“customers”), such as airlines, hotel chains and car rental companies, with online and offline travel buyers, including travel agencies, travel management companies and corporations. The Company also provides critical information technology services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Revenue (Continued)

The following table presents the Company’s net revenue disaggregated by its source. Sales and usage-based taxes are excluded from net revenue.
(in $ thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Air	$443,947	$916,882
Beyond Air	194,021	373,772
Travel Commerce Platform(1)	637,968	1,290,654
Technology Services	24,040	49,192
Net revenue	$662,008	$1,339,846

(1)
Includes $13 million and $31 million of Travel Commerce Platform revenue for the three and six months ended June 30, 2018, respectively, that does not represent revenue recognized from contracts with customers.

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
The Company’s Beyond Air portfolio includes hospitality, payment solutions, digital services, advertising and other platform services. Revenue for hotel reservations is recognized upon check-in, and revenue for car reservations is recognized upon pick-up, as such reservations can generally be cancelled without penalty. The Company’s payment solutions revenue is earned primarily as a percentage of total transaction value in the form of a share of interchange fees. Revenue is recognized at the point in time when the payment is processed.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Revenue (Continued)

The table below sets forth Travel Commerce Platform revenue disaggregated by region:
(in $ thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Asia Pacific	$144,991	$286,542
Europe	223,340	467,782
Latin America and Canada	29,456	59,315
Middle East and Africa	81,663	160,769
International	479,450	974,408
United States	158,518	316,246
Travel Commerce Platform(1)	$637,968	$1,290,654

(1)
Includes $13 million and $31 million of Travel Commerce Platform revenue for the three and six months ended June 30, 2018, respectively, that does not represent revenue recognized from contracts with customers.

Technology Services Revenue
The Company collects fees, generally on a monthly basis under long-term contracts, for providing hosting solutions and other services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the entity has received consideration (or the amount is due) from the customer.
As of June 30, 2018, the Company did not have contract assets. The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:
		Contract Liabilities
(in $ thousands)	Accounts Receivable, net(1)	Deferred Revenue (current)(1)	Deferred Revenue (non-current)(1)
Balance as of June 30, 2018	$219,735	$32,398	$5,678
Balance as of January 1, 2018	174,765	32,010	6,056
Increase	$44,970	$388	$(378)

(1)
Accounts receivables, net, and deferred revenue exclude balances not related to contracts with customers.

The majority of the Company’s Air revenue within its Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses, whereby the payments are submitted monthly to the ACH and are settled (on a net basis) within approximately 30 days. Airlines that do not settle payments through the ACH and customers in Beyond Air and Technology Services are generally invoiced on a monthly basis, and the payments are generally received within approximately 30 – 60 days.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Revenue (Continued)

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. The cash payments received or due in advance of the satisfaction of the Company’s performance obligations was offset by $12 million of net revenue recognized that was included in the deferred revenue balance as of January 1, 2018.
Remaining Performance Obligations
As of June 30, 2018, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $63 million, of which the Company expects to recognize revenue of approximately 79% over the next 24 months, including approximately 50% over the next 12 months.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.
4. Income Taxes
The Company’s tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim period, (vi) the impact of the U.S. Tax Reforms (as defined below) and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
As of December 31, 2017, the Company had U.S. federal net operating losses (“NOL”) carry forwards of approximately $400 million, which expire between 2032 and 2037, state NOL carry forwards, which expire between 2018 and 2037, and alternative minimum tax (“AMT”) and other tax credits carry forward of approximately $27 million. The Company had other non—U.S. NOL carry forwards of  $345 million that expire between three years and indefinitely. As of December 31, 2017, the deferred tax asset in respect of these U.S. and non—U.S. NOL carry forwards and U.S. tax credits was $197 million. The Company believes it is more likely than not that the benefit from certain U.S. federal, U.S. state and non—U.S. NOL carry forwards and other deferred tax assets will not be realized. Consequently, the Company has recorded valuation allowances of  $187 million against such deferred tax assets as of December 31, 2017.
The Company regularly assesses its ability to realize deferred tax assets. As of June 30, 2018, the Company’s estimated annual effective tax rate includes the impact of  (i) releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards due to an increase in taxable temporary differences that support deferred tax asset utilization and (ii) releasing a portion of the valuation allowance associated with the U.K. NOL carry forwards (see below). However, the Company has maintained a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the Company will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.
As a result of the Company’s debt restructuring in March 2018 (see Note 11—Long-Term Debt), the Company expects that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, the Company has realized a benefit of  $10 million in the first quarter of 2018 following the release of the valuation allowance on deferred tax assets associated with U.K. NOL carry forwards.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Income Taxes (Continued)

The Company’s preliminary estimate of the impact of the comprehensive changes to the U.S. tax legislation that were enacted in December 2017 under the Tax Cuts and Jobs Act (the “U.S. Tax Reforms”) is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Reforms, the impact of state income taxes, administrative interpretations or court decisions interpreting the U.S. Tax Reforms that may require further adjustments and changes in the Company’s estimates that could be beneficial or adverse. The Company continued to assess the impact of the U.S. Tax Reforms during the six months ended June 30, 2018 and expects to complete its assessment and resultant accounting, if any, by December 2018 (being the one—year measurement period from the date of enactment of the U.S. Tax Reforms).
5. Other Current Assets
Other current assets consisted of:
(in $ thousands)	June 30, 2018	December 31, 2017
Client funds	$26,922	$15,774
Sales and use tax receivables	32,003	30,163
Prepaid expenses	26,651	24,271
Prepaid incentives	16,546	16,677
Derivative assets	13,587	15,233
Other	9,362	7,606
	$125,071	$109,724

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
6. Property and Equipment, Net
Property and equipment, net, consisted of:
	June 30, 2018			December 31, 2017
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$1,077,117	$(859,076)	$218,041	$1,029,772	$(829,416)	$200,356
Computer equipment	341,566	(164,739)	176,827	346,846	(207,484)	139,362
Building and leasehold improvements	32,619	(14,068)	18,551	32,834	(12,972)	19,862
Construction in progress	77,387	—	77,387	72,161	—	72,161
	$1,528,689	$(1,037,883)	$490,806	$1,481,613	$(1,049,872)	$431,741

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $39 million and $44 million during the three months ended June 30, 2018 and 2017, respectively. The Company recorded depreciation expense (including depreciation on assets under capital leases) of $78 million and $86 million during the six months ended June 30, 2018 and 2017, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Property and Equipment, Net (Continued)

As of June 30, 2018, and December 31, 2017, the Company had capital lease assets of  $213 million and $208 million, respectively, with accumulated depreciation of $68 million and $107 million, respectively, included within computer equipment. During the six months ended June 30, 2018, the Company entered into new capital lease arrangements related to its information technology assets resulting in additions of $62 million of capital lease assets.
7. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2018 and June 30, 2018 are as follows:
(in $ thousands)	January 1, 2018	Additions	Retirements	Foreign Exchange	June 30, 2018
Non-Amortizable Assets:
Goodwill	$1,089,590	$—	$—	$(3,397)	$1,086,193
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	743,549	—	—	(41)	743,508
Accumulated amortization	(461,666)	(20,332)	—	(27)	(482,025)
Acquired intangible assets, net	281,883	(20,332)	—	(68)	261,483
Customer loyalty payments	380,841	53,956	(35,865)	(3,404)	395,528
Accumulated amortization	(166,544)	(44,491)	22,885	1,339	(186,811)
Customer loyalty payments, net	214,297	9,465	(12,980)	(2,065)	208,717
Other intangible assets, net	$496,180	$(10,867)	$(12,980)	$(2,133)	$470,200

The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2017 and June 30, 2017 are as follows:
(in $ thousands)	January 1, 2017	Additions	Retirements	Foreign Exchange	June 30, 2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$6,039	$1,085,990
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(368,715)	171	758,515
Accumulated amortization	(804,089)	(20,523)	368,715	(237)	(456,134)
Acquired intangible assets, net	322,970	(20,523)	—	(66)	302,381
Customer loyalty payments	358,259	42,512	(40,803)	4,874	364,842
Accumulated amortization	(169,622)	(37,452)	36,403	(2,596)	(173,267)
Customer loyalty payments, net	188,637	5,060	(4,400)	2,278	191,575
Other intangible assets, net	$511,607	$(15,463)	$(4,400)	$2,212	$493,956

The Company paid cash of $56 million and $35 million for customer loyalty payments during the six months ended June 30, 2018 and 2017, respectively. Further, as of June 30, 2018 and December 31, 2017, the Company had balances payable of $70 million and $77 million, respectively, for customer loyalty payments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Intangible Assets (Continued)

Amortization expense for acquired intangible assets was $10 million for each of the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, amortization expense for acquired intangible assets was $20 million and $21 million, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $22 million and $19 million for the three months ended June 30, 2018 and 2017, respectively, and $44 million and $37 million for the six months ended June 30, 2018 and 2017, respectively, and is included within cost of revenue or net revenue in the Company’s consolidated condensed statements of operations. Included within retirements of customer loyalty payments is $10 million of impairment recognized during the six months ended June 30, 2018.
8. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	June 30, 2018	December 31, 2017
Prepaid incentives	$34,143	$35,645
Pension assets	9,580	8,674
Supplier prepayments	6,163	10,983
Derivative assets	8,369	3,503
Deferred financing costs	1,724	1,930
Other	12,756	16,073
	$72,735	$76,808

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
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	June 30, 2018	December 31, 2017
Accrued commissions and incentives	$336,055	$282,954
Accrued payroll and related	65,938	70,234
Deferred revenue	60,125	48,096
Income tax payable	28,977	32,986
Customer prepayments	26,922	15,774
Derivative liabilities	11,453	292
Accrued interest expense	20,329	12,010
Pension and post-retirement benefit liabilities	1,650	1,628
Other	18,722	45,094
	$570,171	$509,068

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Accrued Expenses and Other Current Liabilities (Continued)

Included in accrued commissions and incentives are $70 million and $77 million of accrued customer loyalty payments as of June 30, 2018 and December 31, 2017, respectively.
11. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	June 30, 2018	December 31, 2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement)(1)	L+2.50%	March 2025	$1,386,456	$—
Term loans – (2014 Credit Agreement)(2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior secured notes(3)	6.00%	March 2026	737,640	—
Capital leases and other indebtedness			148,762	105,574
Total debt			2,272,858	2,230,013
Less: current portion			56,527	64,291
Long-term debt			$2,216,331	$2,165,722

(1)
As of June 30, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement (as defined below) was $1,400 million, which is netted for unamortized debt discount of  $7 million and unamortized debt finance costs of  $7 million.

(2)
As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement (as defined below) was $2,154 million, which is netted for unamortized debt discount of $17 million and unamortized debt finance costs of  $13 million.

(3)
As of June 30, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of  $7 million.

Senior Secured Credit Agreement
In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “2018 Credit Agreement”). Under the 2018 Credit Agreement, the lenders agreed to extend credit to the Borrower in the form of  (a) initial secured term loans in an aggregate principal amount of  $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans, with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of  $150 million maturing in September 2022. The Company used the proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the previous senior secured credit agreement (the “2014 Credit Agreement”) and to pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Long-Term Debt (Continued)

Agreement was terminated. The Company recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of  $28 million in its consolidated condensed statements of operations for the six months ended June 30, 2018.
Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. The Company expects to pay interest based on LIBOR.
Further, during the six months ended June 30, 2018, the Company (i) repaid a quarterly installment of $6 million principal amount of term loans outstanding under the 2014 Credit Agreement, (ii) amortized $2 million of debt finance costs and $1 million of debt discount, (iii) repaid $18 million under its capital lease obligations and entered into new capital leases arrangements for information technology assets resulting in a $62 million increase in capital lease obligations and (iv) repaid $1 million under its other indebtedness obligations.
As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of  $100 million. As of June 30, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $8 million was utilized for the issuance of letters of credit, with a balance of  $142 million remaining.
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
Debt Maturities
Aggregate maturities of debt as of June 30, 2018 are as follows:
(in $ thousands) Year ending June 30,	Term Loans	Senior Secured Notes	Capital Leases and Other Indebtedness
2019	$14,000	$—	$42,527
2020	14,000	—	42,064
2021	14,000	—	35,485
2022	14,000	—	28,140
2023	14,000	—	546
Thereafter	1,330,000	745,000	—
	1,400,000	745,000	148,762
Less: Unamortized debt finance cost	(6,846)	(7,360)	—
Less: Unamortized debt discount	(6,698)	—	—
Total debt	$1,386,456	$737,640	$148,762

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Long-Term Debt (Continued)

Debt Finance Costs
The Company had unamortized debt finance costs of  (i) $7 million and $13 million as of June 30, 2018 and December 31, 2017, respectively, in relation to its term loans under the 2018 Credit Agreement and 2014 Credit Agreement, respectively, which are presented as a deduction from the principal amount of the term loans, (ii) $7 million as of June 30, 2018 in relation to its senior secured notes, which is presented as a deduction from the principal amount of senior secured notes, and (iii) $2 million as of both June 30, 2018 and December 31, 2017 in relation to its revolving credit facility, which are capitalized within other non-current assets on the consolidated condensed balance sheets. The debt finance costs are amortized over the term of the related debt as part of interest expense in the consolidated condensed statements of operations. The movements in total unamortized debt finance costs for the six months ended June 30, 2018 and 2017 are summarized below:
(in $ thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Balance as of January 1	$14,708	$22,855
Capitalization of debt finance costs	14,799	—
Amortization	(1,518)	(2,847)
Write-off on early extinguishment of debt	(12,059)	—
Balance as of June 30	$15,930	$20,008

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
The senior secured notes are guaranteed fully and unconditionally on a senior secured basis by the Parent Guarantor and certain of its existing and future wholly-owned subsidiaries that also guarantee the facilities under the 2018 Credit Agreement. The senior secured notes and related guarantees are secured on a first-priority basis by security interests in all of the Issuer’s and the guarantors’ assets that also secure the facilities under the 2018 Credit Agreement on a first-priority basis. As of June 30, 2018, the Company was in full compliance with all restrictive and financial covenants related to its debt.
12. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2018, there were no material changes in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology. As of June 30, 2018, the Company had a net asset position of $10 million related to its derivative financial instruments.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Financial Instruments (Continued)

Foreign Currency Risk
The Company’s primary foreign currency risk exposure as of June 30, 2018 was due to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.
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
Interest Rate Risk
As of June 30, 2018, the Company’s primary interest rate risk exposure was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. During the six months ended June 30, 2018, the average LIBOR rate applied to the term loans was 1.88%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of June 30, 2018, the Company had outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:
Notional Amount ($ in thousands)	Period	Average Interest Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
100,000	February 2021 to February 2022	3.0655%
As of June 30, 2018, the net notional amounts of the Company’s derivative contracts are as follows:
(in $ thousands)	June 30, 2018	December 31, 2017
Interest rate swap contracts	$3,100,000	$3,000,000
Foreign currency contracts	439,926	373,487
As of June 30, 2018, the interest rate swap contracts cover varying periods as disclosed above and the foreign currency contracts cover the twelve month period until June 2019.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Financial Instruments (Continued)

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets:
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swap contracts	Other current assets	$12,830	$4,799	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	8,369	3,503	Other non-current liabilities	(122)	(51)
Foreign currency contracts	Other current assets	757	10,434	Accrued expenses and other current liabilities	(11,453)	(292)
Total fair value of derivative assets (liabilities)		$21,956	$18,736		$(11,575)	$(343)

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the six months ended June 30, 2018 and 2017:
(in $ thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net derivative asset (liability) opening balance	$18,393	$(19,196)
Total gain for the period included in net income	3,098	6,529
(Proceeds from) payments on settlement of derivative contracts	(11,110)	10,851
Net derivative asset (liability) closing balance	$10,381	$(1,816)

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three and six months ended June 30, 2018 and 2017:
		Amount of Gain (Loss) Recorded in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands)	Statement of Operations Location	2018	2017	2018	2017
Interest rate swap contracts	Interest expense, net	$4,866	$(4,880)	16,088	(4,654)
Foreign currency contracts	Selling, general and administrative	(18,049)	9,125	(12,990)	11,183
		$(13,183)	$4,245	3,098	6,529

Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:
		June 30, 2018		December 31, 2017
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$21,956	$21,956	$18,736	$18,736
Derivative liabilities	Level 2	(11,575)	(11,575)	(343)	(343)
Total debt	Level 2	(2,272,858)	(2,293,401)	(2,230,013)	(2,258,893)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of 2% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2018.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans and senior secured notes based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
13. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2018, the Company had approximately $98 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $49 million relates to the twelve months ending June 30, 2019. These purchase obligations extend through 2022.
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
Standard Guarantees/Indemnification
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Commitments and Contingencies (Continued)

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
14. Equity
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
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the six months ended June 30, 2018:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 16, 2018	$0.075	March 1, 2018	March 15, 2018	$9,406
May 2, 2018	0.075	June 7, 2018	June 21, 2018	9,459
On August 1, 2018, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 18—Subsequent Events).
15. Equity-Based Compensation
Restricted Share Units (“RSUs”)
During the first quarter of 2018, as part of its annual grant program, the Company granted 596,063 RSUs. These RSUs vest one-fourth annually over a period of four years, if the employee continues to remain in employment during the vesting period. The Company further granted 202,100 RSUs to certain employees that cliff-vest in approximately two years from the grant date upon continued employment of the employee during the vesting period. RSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of RSUs in cash upon the vesting of the associated RSUs and will be forfeited should the RSUs not vest. The RSUs do not have an exercise price, and the fair value of the RSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s outstanding RSUs may be settled by the issuance of common shares held as treasury shares. In line with the Company’s accounting policy, the compensation costs related to RSUs are expensed on a straight-line basis.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Equity-Based Compensation (Continued)

The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2018:
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2018	1,526,280	$13.01
Granted at fair market value	857,133	$14.62
Vested(1)	(427,673)	$12.94
Forfeited	(168,966)	$13.06
Balance as of June 30, 2018	1,786,774	$13.79

(1)
During the six months ended June 30, 2018, the Company completed net share settlements of 150,911 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 51,396 vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

Performance Share Units (“PSUs”)
During the first quarter of 2018, as part of its annual grant program, the Company granted 1,246,803 PSUs. The PSUs cliff-vest at the end of approximately three years from the date of the grant based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. The ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, the Company assesses the probability of vesting, and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period. All of the PSUs will be settled in the Company’s common shares. PSUs accrue dividend equivalents associated with the underlying common shares as dividends are declared by the Company. Dividends will generally be paid to holders of PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on a market condition, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Certain of the Company’s outstanding PSUs may be settled by the issuance of common shares held as treasury shares. In line with the Company’s accounting policy, the compensation costs related to the PSUs are expensed on a straight-line basis.
The table below presents the activity of the Company’s PSUs for the six months ended June 30, 2018:
(in dollars, except number of PSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2018	2,694,999	$13.10
Granted at fair market value	1,444,522	$16.33
Forfeited	(441,794)	$12.93
Vested(1)	(11,290)	$15.50
Balance as of June 30, 2018(2)	3,686,437	$14.33

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Equity-Based Compensation (Continued)

(1)
During the six months ended June 30, 2018, the Company completed net share settlements of 3,321 common shares in connection with employee taxable income created upon vesting of PSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(2)
Total estimated awards that ultimately will vest based on the Company’s forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s TSR compared to the TSR of the selected group is expected to be 4,074,664 PSUs.

Stock Options
During the six months ended June 30, 2018, the Company did not grant any stock options.
The table below presents the activity of the Company’s stock options for the six months ended June 30, 2018:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of January 1, 2018	2,352,928	$13.51
Forfeited	(157,403)	$13.67
Exercised	(461,805)	$10.98
Expired	(43,914)	$15.56
Balance as of June 30, 2018	1,689,806	$14.13	7.24	$7,449
Exercisable as of June 30, 2018	909,890	$14.44	7.03	$3,730
Expected to vest as of June 30, 2018	779,916	$13.77	7.48	$3,719

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the six months ended June 30, 2018 and 2017 was $12 million and $16 million ($11 million and $15 million after tax), respectively. The total income tax benefit related to equity-based compensation expense was $1 million for both the six months ended June 30, 2018 and 2017.
The Company expects the future equity-based compensation expense in relation to awards granted and outstanding as of June 30, 2018 will be approximately $61 million.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share from continuing operations:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands, except for share data)	2018	2017	2018	2017
Numerator – Basic and Diluted Income per Share:
Net income from continuing operations	$7,005	$34,366	$38,489	$90,229
Net (income) loss attributable to non-controlling interest in subsidiaries	(861)	561	(1,263)	804
Net income from continuing operations attributable to the Company	$6,144	$34,927	$37,226	$91,033
Denominator – Basic Income per Share:
Weighted average common shares outstanding	126,043,518	124,357,929	125,737,328	124,219,917
Income per share from continuing operations – Basic	$0.05	$0.28	$0.30	$0.73
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share from continuing operations	126,043,518	124,357,929	125,737,328	124,219,917
Weighted average effect of dilutive securities
RSUs/PSUs	761,415	1,305,282	688,282	1,321,912
Stock options	174,572	93,273	78,683	92,799
Weighted average common shares outstanding	126,979,505	125,756,484	126,504,293	125,634,628
Income per share from continuing operations – Diluted	$0.05	$0.28	$0.29	$0.72

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.
For the three and six months ended June 30, 2018, the Company had nil and 1 million, respectively, of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. For each of the three and six months ended June 30, 2017, the Company had 2.4 million of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. These were excluded as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

17. Discontinued Operations
In connection with the sale of the Gullivers Travel Associates business to Kuoni in 2011, the Company agreed to indemnify Kuoni through January 2018 for certain potential liabilities relating to pre-sale events. As no further obligations arose under the indemnity, the Company released the remaining balance of the indemnity provision of  $28 million during the first quarter of 2018, which is included within income from discontinued operations, net of tax, in the consolidated condensed statements of operations. This release of the indemnity provision did not have any impact on the consolidated condensed statements of cash flows.
18. Subsequent Events
On August 1, 2018, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the second quarter of 2018, which is payable on September 20, 2018 to shareholders of record on September 6, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2018 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reporting segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the six months ended June 30, 2018, Air, Beyond Air and Technology Services represented approximately 68%, 28% and 4%, respectively, of our net revenue.
Travel Commerce Platform
Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.
Air
We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 480 airlines globally, including approximately 125 low cost carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as AirAsia, easyJet, IndiGo and Ryanair into our Travel Commerce Platform.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the six months ended June 30, 2018, eNett generated net revenue of $154 million, representing an approximately 82% increase compared to the six months ended June 30, 2017.
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
The table below sets forth our performance metrics:
(in $ thousands, except share data, Reported Segments and RevPas)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017		%	2018	2017		%
Net revenue	$662,008	$612,107	$49,901	8	$1,339,846	$1,262,870	76,976	6
Operating income	42,293	74,696	(32,403)	(43)	119,957	174,412	(54,455)	(31)
Net income	7,005	34,366	(27,361)	(80)	66,236	90,229	(23,993)	(27)
Income per share – diluted (in $)	0.05	0.28	(0.23)	(83)	0.51	0.72	(0.21)	(29)
Adjusted EBITDA(1)	156,923	147,006	9,917	7	311,100	315,559	(4,459)	(1)
Adjusted Operating Income(2)	95,556	84,832	10,724	13	188,992	192,073	(3,081)	(2)
Adjusted Net Income(3)	51,928	50,006	1,922	4	106,866	114,363	(7,497)	(7)
Adjusted Income per Share – diluted(4) (in $)	0.41	0.40	0.01	2	0.84	0.91	(0.07)	(9)
Net cash provided by operating activities	119,189	83,585	35,604	43	202,286	178,607	23,679	13
Free Cash Flow(5)	81,386	60,365	21,021	35	127,820	131,778	(3,958)	(3)
Reported Segments (in thousands)	86,931	86,381	550	1	179,252	179,578	(326)	—
Travel Commerce Platform RevPas (in $)	7.34	6.76	0.58	9	7.20	6.71	0.49	7

(1)
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net (excluding unrealized gains (losses) on interest rate derivative instruments), components of net periodic pension and post-retirement benefit costs other than service costs and related income taxes.

(2)
Adjusted Operating Income (Loss) is defined as Adjusted EBITDA less depreciation and amortization of property and equipment and amortization of customer loyalty payments.

(3)
Adjusted Net Income (Loss) is defined as net income (loss) excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as income (loss) from discontinued operations, gain (loss) on sale of a subsidiary, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions. Tax impacts not related to core operations have also been excluded (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

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

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $ thousands)	2018	2017	2018	2017
Net income	$7,005	$34,366	$66,236	$90,229
Adjustments:
Amortization of acquired intangible assets(1)	10,166	10,131	20,332	20,523
Gain on sale of a subsidiary	—	(1,217)	—	(1,217)
Loss on early extinguishment of debt	—	—	27,661	—
Equity-based compensation and related taxes	7,211	7,893	12,044	15,679
Corporate and restructuring costs(2)	4,017	5,024	5,232	10,680
Impairment of long-lived assets(3)	11,152	—	11,643	685
Income from discontinued operations	—	—	(27,747)	—
Other – non cash(4)	18,321	(8,839)	6,958	(25,213)
Tax adjustments(5)	(5,944)	2,648	(15,493)	2,997
Adjusted Net Income	51,928	50,006	106,866	114,363
Adjustments:
Interest expense, net(6)	26,001	29,716	51,366	60,217
Other expense(7)	371	—	464	—
Remaining provision for income taxes	17,256	5,110	30,296	17,493
Adjusted Operating Income	95,556	84,832	188,992	192,073
Adjustments:
Depreciation and amortization of property and equipment	39,219	43,517	77,617	86,034
Amortization of customer loyalty payments	22,148	18,657	44,491	37,452
Adjusted EBITDA	$156,923	$147,006	$311,100	$315,559

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

(3)
Relates to the impairment of  (i) customer loyalty payments of  $10 million for both the three and six months ended June 30, 2018 and (ii) property and equipment of  $1 million for both the three and six months ended June 30, 2018 and $1 million for the six months ended June 30, 2017.

(4)
Includes (i) unrealized losses (gains) on foreign currency derivatives contracts of  $20 million and $(12) million for the three months ended June 30, 2018 and 2017, respectively, and $19 million and $(20) million for the six months ended June 30, 2018 and 2017, respectively, (ii) unrealized (gains) losses on interest rate derivative contracts of  $(2) million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $(13) million and $3 million for the six months ended June 30, 2018 and 2017, respectively, (iii) $8 million related to revenue deferred in previous years for the six months ended June 30, 2017 and (iv) other gains of  $1 million for the six months ended June 30, 2017.

(5)
Relates primarily to the tax impact of the loss on early extinguishment of debt, equity-based compensation, corporate and restructuring costs, impairment of long-lived assets and unrealized gains and losses on foreign currency derivative contracts that are excluded from net income to determine Adjusted Net Income. Tax adjustments are calculated at the rate applicable for the jurisdiction in which the adjusting item arose. The adjustments for the six months ended June 30, 2018 also include the benefit realized in the first quarter of 2018 following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. net operating losses carry forwards (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).
(6)
Excludes the impact of unrealized (gains) losses on interest rate derivative contracts of  $(2) million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $(13) million and $3 million for the six months ended June 30, 2018 and 2017, respectively, which is included within “Other—non-cash.”

(7)
Relates to interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs, which we consider to be non-operating components, to be excluded from Adjusted Operating Income and Adjusted EBITDA starting January 1, 2018 on a prospective basis.

The following table provides a reconciliation of income per share—diluted to Adjusted Income per Share—diluted:
	Three Months Ended June 30,		Six Months Ended June 30,
(in $)	2018	2017	2018	2017
Income per share – diluted	$0.05	$0.28	$0.51	$0.72
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.36	0.12	0.33	0.19
Adjusted Income per Share – diluted	$0.41	$0.40	$0.84	$0.91

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
For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”
Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from a particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in percentages)	2018	2017
Asia Pacific	22	24
Europe	36	32
Latin America and Canada	5	5
Middle East and Africa	12	13
International	75	74
United States	25	26
Travel Commerce Platform	100	100

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
Travel Provider and Travel Agency Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 480 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 50 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 230,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the six months ended June 30, 2018.
In general, our business is characterized by multi-year travel provider and travel agency contracts, with a portion of our contracts up for renewal each year. Our ability to obtain inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers, and our ability to maintain existing relationships with travel agencies and enter into new relationships on acceptable financial and other terms impacts our financial results. Our relationships with travel agencies typically are non-exclusive, meaning the travel agencies subscribe to, and have the ability to use, more than one GDS. As a result, travel agency strategies, including consolidation or changes in allocation of travel agency bookings among the GDSs, have impacted, and will continue to impact, our revenue and travel distribution costs. In addition, a travel agency’s business may be materially impacted for any reason and generate less than the anticipated volume of bookings, which, in turn, will affect our results of operations. For the six months ended June 30, 2018, our results were adversely impacted by the loss of a large Pacific-based travel agency, as well as the termination of our agreement with a European online travel agency (“OTA”) due to its contract breach that resulted in a $10 million impairment of our customer loyalty payments. Our results of operations in future periods will be adversely impacted in the event of the termination, non-renewal or reduction in volume of bookings from customers or travel agencies should we be unable to offset any such losses with new business and/or volume increases in bookings from existing customers and travel agencies.
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
Results of Operations
On January 1, 2018, we adopted new guidance on revenue recognition applying the modified retrospective method to all contracts. Results for the three and six months ended June 30, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. We recorded a reduction of  $1 million to our accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in our Beyond Air revenue. For the three months ended June 30, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance (see Note 3—Revenue to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).
We have adopted new guidance on pension costs from January 1, 2018 (see Note 2—Recently Issued Accounting Pronouncements—Pension to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q). In accordance with the guidance, we have presented interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs separately outside of operating income. As a result of the new guidance, for the three months ended June 30, 2017, we reclassified $1 million from selling, general and administrative expense to other expense within the consolidated condensed statement of operations.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Net revenue	$662,008	$612,107	$49,901	8
Costs and expenses
Cost of revenue	427,792	369,708	58,084	16
Selling, general and administrative	142,355	114,055	28,300	25
Depreciation and amortization	49,568	53,648	(4,080)	(8)
Total costs and expenses	619,715	537,411	82,304	15
Operating income	42,293	74,696	(32,403)	(43)
Interest expense, net	(23,605)	(32,943)	9,338	28
Gain on sale of a subsidiary	—	1,217	(1,217)	(100)
Other expense	(371)	(846)	475	56
Income before income taxes	18,317	42,124	(23,807)	(57)
Provision for income taxes	(11,312)	(7,758)	(3,554)	(46)
Net income	$7,005	$34,366	$(27,361)	(80)

Net Revenue
Net revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Air	$443,947	$423,654	$20,293	5
Beyond Air	194,021	160,107	33,914	21
Travel Commerce Platform	637,968	583,761	54,207	9
Technology Services	24,040	28,346	(4,306)	(15)
Net revenue	$662,008	$612,107	$49,901	8

During the three months ended June 30, 2018, net revenue increased by $50 million, or 8%, compared to the three months ended June 30, 2017. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $54 million, or 9%, offset by a decrease in Technology Services revenue of $4 million, or 15%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended June 30,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.34	$6.76	$0.58	9
Reported Segments (in thousands)	86,931	86,381	550	1
The increase in Travel Commerce Platform revenue of $54 million, or 9%, was due to a $34 million, or 21%, increase in Beyond Air revenue and a $20 million, or 5%, increase in Air revenue. Overall, there was a 9% increase in Travel Commerce Platform RevPas and a 1% increase in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $23.4 billion for the three months ended June 30, 2018 from $21.1 billion for the three months ended June 30, 2017 primarily due to an increase in the value and volume of transactions in payment solutions and a marginal increase in Reported Segments. Our percentage of Air segment revenue from away bookings increased to 69% from 67%. Our hospitality segments per 100 airline tickets issued decreased to 47 from 49. Our hotel room nights sold grew by 2% and was 18 million, and our car rental days sold remained stable at 29 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$144,991	$141,725	$3,266	2
Europe	223,340	180,594	42,746	24
Latin America and Canada	29,456	27,574	1,882	7
Middle East and Africa	81,663	77,912	3,751	5
International	479,450	427,805	51,645	12
United States	158,518	155,956	2,562	2
Travel Commerce Platform	$637,968	$583,761	$54,207	9

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	16,240	17,697	(1,457)	(8)	$8.93	$8.01	0.92	11
Europe	21,232	19,864	1,368	7	$10.52	$9.09	1.43	16
Latin America and Canada	4,728	4,530	198	4	$6.23	$6.09	0.14	2
Middle East and Africa	9,492	9,441	51	1	$8.60	$8.25	0.35	4
International	51,692	51,532	160	—	$9.28	$8.30	0.98	12
United States	35,239	34,849	390	1	$4.50	$4.48	0.02	1
Travel Commerce Platform	86,931	86,381	550	1	$7.34	$6.76	0.58	9

International
Our International Travel Commerce Platform revenue increased by $52 million, or 12%, due to a 12% increase in RevPas with Reported Segments remaining stable. The increase in RevPas was a result of revenue growth in Air and growth in payment solutions in Beyond Air. The increase in Air was mainly due to improved pricing and mix, offset by the loss of a large travel agency in the Pacific region. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 75% for the three months ended June 30, 2018 compared to 73% for the three months ended June 30, 2017.
Asia Pacific
Revenue in Asia Pacific increased $3 million, or 2%, due to an 11% increase in RevPas offset by an 8% decrease in Reported Segments. RevPas increased due to growth in payment solutions in Beyond Air. Reported Segments decreased due to the loss of a large Pacific-based travel agency, partially offset by growth in India and Hong Kong.
Europe
Revenue in Europe increased $43 million, or 24%, primarily due to a 16% increase in RevPas and a 7% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased mainly due to growth in United Kingdom, Netherlands and Greece, offset by a decrease in Russia.
Latin America and Canada
Revenue in Latin America and Canada increased $2 million, or 7%, primarily due to a 4% increase in Reported Segments and a 2% increase in RevPas, both mainly driven by growth in Air.
Middle East and Africa
Revenue in the Middle East and Africa increased $4 million, or 5%, due to a 4% increase in RevPas and a 1% increase in Reported Segments. The increase in RevPas was mainly due to revenue growth in Air and in payment solutions in Beyond Air.
United States
Revenue in the United States increased by $3 million, or 2%, due to a 1% growth in both Reported Segments and RevPas driven mainly by growth in Air.
Technology Services
Technology Services revenue decreased $4 million, or 15%, primarily due to the sale of IGT Solutions Private Ltd (“IGTS”) in April 2017.

Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$349,135	$289,464	$59,671	21
Technology costs	78,657	80,244	(1,587)	(2)
Cost of revenue	$427,792	$369,708	$58,084	16

Cost of revenue increased by $58 million, or 16%, as a result of a $60 million, or 21%, increase in commission costs, offset by a $2 million, or 2%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our payment solutions business and an 11% increase in travel distribution costs per segment driven by pricing, mix, volume, impairment of customer loyalty payments and unfavorable foreign exchange movements. Commissions include amortization of customer loyalty payments of $20 million and $17 million for the three months ended June 30, 2018 and 2017, respectively, and an impairment of  $10 million for the three months ended June 30, 2018 resulting from a contract breach by a European OTA. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $2 million, or 2%, due to the sale of IGTS in April 2017 and higher capitalization of technology investments.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$89,654	$92,611	$(2,957)	(3)
Non-workforce	19,916	20,593	(677)	(3)
Sub-total	109,570	113,204	(3,634)	(3)
Non-core corporate costs	32,785	851	31,934	*
SG&A	$142,355	$114,055	$28,300	25

*
Percentage calculated not meaningful

SG&A expenses increased by $28 million, or 25%, during the three months ended June 30, 2018 compared to June 30, 2017. SG&A expenses include $33 million and $1 million of charges for the three months ended June 30, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 decreased by $4 million, or 3%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, decreased by $3 million, or 3%, primarily due to cost efficiencies, offset by unfavorable foreign exchange movements. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased marginally by $1 million.
Non-core corporate costs of $33 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of  $32 million is primarily due to unfavorable movements in the fair value of unrealized foreign currency derivative contracts.

Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$39,402	$43,517	$(4,115)	(9)
Amortization of acquired intangible assets	10,166	10,131	35	—
Total depreciation and amortization	$49,568	$53,648	$(4,080)	(8)

Total depreciation and amortization decreased by $4 million, or 8%, primarily due to a lower level of depreciable property and equipment. Amortization of acquired intangible assets remained stable.
Interest Expense, Net
Interest expense, net, decreased by $9 million, or 28%, primarily due to (i) a $6 million favorable impact of fair value changes on our interest rate swap derivative contracts, (ii) a $2 million decrease in amortization of debt finance costs and debt discount and (iii) a $1 million reduction due to our reduced debt balance.
Gain on Sale of a Subsidiary
In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of  $18 million and recorded a gain on the sale of such subsidiary of   $1 million.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim period, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
Our tax provision for the three months ended June 30, 2018 includes an adjustment made for increase in annual expected full year tax rate due to change in geographical mix of profits.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
As discussed above, on January 1, 2018, we adopted new guidance on (i) revenue recognition, which had an immaterial impact on net revenue for the six months ended June 30, 2018 (see Note 3—Revenue to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q) and (ii) pensions, which resulted in the reclassification of certain components of pension and post-retirement benefit costs of  $2 million for the six months ended June 30, 2017 from selling, general and administrative expense to other expense within the consolidated condensed statement of operations.
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Net revenue	$1,339,846	$1,262,870	$76,976	6
Costs and expenses
Cost of revenue	854,189	756,545	97,644	13
Selling, general and administrative	267,555	225,356	42,199	19
Depreciation and amortization	98,145	106,557	(8,412)	(8)
Total costs and expenses	1,219,889	1,088,458	131,431	12
Operating income	119,957	174,412	(54,455)	(31)
Interest expense, net	(38,540)	(63,218)	24,678	39
Loss on early extinguishment of debt	(27,661)	—	(27,661)	*
Gain on sale of a subsidiary	—	1,217	(1,217)	100
Other expense	(464)	(1,692)	1,228	73
Income before income taxes	53,292	110,719	(57,427)	(52)
Provision for income taxes	(14,803)	(20,490)	5,687	28
Net income from continuing operations	38,489	90,229	(51,740)	(57)
Income from discontinued operations, net of tax	27,747	—	27,747	*
Net income	$66,236	$90,229	$(23,993)	(27)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Air	$916,882	$898,129	$18,753	2
Beyond Air	373,772	307,692	66,080	21
Travel Commerce Platform	1,290,654	1,205,821	84,833	7
Technology Services	49,192	57,049	(7,857)	(14)
Net revenue	$1,339,846	$1,262,870	$76,976	6

During the six months ended June 30, 2018, net revenue increased by $77 million, or 6%, compared to the six months ended June 30, 2017. This increase was primarily driven by an increase in Travel Commerce Platform revenue of  $85 million, or 7%, offset by a decrease in Technology Services revenue of  $8 million, or 14%.

Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Six Months Ended June 30,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.20	$6.71	$0.49	7
Reported Segments (in thousands)	179,252	179,578	(326)	—
The increase in Travel Commerce Platform revenue of $85 million, or 7%, was due to a $66 million, or 21%, increase in Beyond Air revenue and a $19 million, or 2%, increase in Air revenue. Overall, there was a 7% increase in Travel Commerce Platform RevPas with Reported Segments remaining stable.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $46.7 billion for the six months ended June 30, 2018 from $41.6 billion for the six months ended June 30, 2017 primarily due to an increase in the value and volume of transactions in payment solutions and increase in ticket prices in line with global trends, offset by a marginal decrease in Reported Segments. Our percentage of Air segment revenue from away bookings increased to 69% from 67%. Our hospitality segments per 100 airline tickets issued decreased to 44 from 45. Our hotel room nights grew by 2% and was 34 million and our car rental days sold grew by 5% and was 53 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$286,542	$292,740	$(6,198)	(2)
Europe	467,782	383,010	84,772	22
Latin America and Canada	59,315	56,356	2,959	5
Middle East and Africa	160,769	161,465	(696)	—
International	974,408	893,571	80,837	9
United States	316,246	312,250	3,996	1
Travel Commerce Platform	$1,290,654	$1,205,821	$84,833	7

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	32,408	36,905	(4,497)	(12)	$8.84	$7.93	0.91	11
Europe	46,879	43,361	3,518	8	$9.98	$8.83	1.15	13
Latin America and Canada	9,438	9,156	282	3	$6.28	$6.16	0.12	2
Middle East and Africa	19,120	18,917	203	1	$8.41	$8.54	(0.13)	(1)
International	107,845	108,339	(494)	—	$9.04	$8.25	0.79	10
United States	71,407	71,239	168	—	$4.43	$4.38	0.05	1
Travel Commerce Platform	179,252	179,578	(326)	—	$7.20	$6.71	0.49	7

International
Our International Travel Commerce Platform revenue increased by $81 million, or 9%, due to a 10% increase in RevPas with Reported Segments remaining stable. The increase in RevPas was a result of revenue growth in Air and growth primarily in payment solutions in Beyond Air. The increase in Air was mainly due to improved pricing and mix, partially offset by the loss of a large Pacific-based travel agency and a $9 million recognition of revenue in 2017 in respect of revenue deferred in previous years. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 75% for the six months ended June 30, 2018 compared to 74% for the six months ended June 30, 2017.
Asia Pacific
Revenue in Asia Pacific decreased $6 million, or 2%, mainly due to a 12% decrease in Reported Segments, offset by an 11% increase in RevPas. Reported Segments decreased due to the loss of a large Pacific-based travel agency, partially offset by growth in India and Hong Kong. RevPas increased due to growth in payment solutions in Beyond Air.
Europe
Revenue in Europe increased $85 million, or 22%, primarily due to a 13% increase in RevPas and an 8% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased mainly due to growth in Greece, United Kingdom and Netherlands, partially offset by decrease in Russia.
Latin America and Canada
Revenue in Latin America and Canada increased by $3 million, or 5%, primarily due to a 3% increase in Reported Segments and a 2% increase in RevPas, both mainly driven by growth in Air.
Middle East and Africa
Revenue in the Middle East and Africa decreased marginally by $1 million. The 1% decrease in RevPas was offset by a 1% increase in Reported Segments. The decrease in RevPas was mainly due to a $9 million recognition in 2017 of revenue deferred in previous years, offset by revenue growth in Air and payment solutions in Beyond Air.
United States
Revenue in the United States increased by $4 million, or 1%, due to a 1% increase in RevPas with Reported Segments remaining stable. RevPas increased primarily due to revenue growth in Air.
Technology Services
Technology Services revenue decreased $8 million, or 14%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$699,086	$592,253	$106,833	18
Technology costs	155,103	164,292	(9,189)	(6)
Cost of revenue	$854,189	$756,545	$97,644	13

Cost of revenue increased by $98 million, or 13%, as a result of a $107 million, or 18%, increase in commission costs, offset by a $9 million, or 6%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our payment solutions business and a 10% increase in travel distribution costs per segment driven by pricing, mix, impairment of customer loyalty payments and unfavorable foreign exchange movements. Commissions include amortization of customer loyalty payments of $41 million and $34 million for the six months ended June 30, 2018 and 2017, respectively, and an impairment of  $10 million for the six months ended June 30, 2018 resulting from a contract breach by a

European OTA. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $9 million, or 6%, due to reduced costs resulting from the sale of IGTS in April 2017 and higher capitalization of technology investments, offset by unfavorable foreign exchange movements.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$192,987	$177,140	$15,847	9
Non-workforce	36,426	41,775	(5,349)	(13)
Sub-total	229,413	218,915	10,498	5
Non-core corporate costs	38,142	6,441	31,701	*
SG&A	$267,555	$225,356	$42,199	19

*
Percentage calculated not meaningful

SG&A expenses increased by $42 million, or 19%, during the six months ended June 30, 2018 compared to June 30, 2017. SG&A expenses include $38 million and $6 million of charges for the six months ended June 30, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased by $10 million, or 5%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $16 million, or 9%, primarily due to merit, headcount and other employee-related incentives and unfavorable foreign exchange movements. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased by $5 million, or 13%, primarily due to realized foreign exchange gains.
Non-core corporate costs of $38 million and $6 million for the six months ended June 30, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of  $32 million is primarily due to $39 million of unfavorable movements in the fair value of unrealized foreign currency derivative contracts offset by $5 million of lower corporate and restructuring costs and $4 million of lower equity-based compensation and related taxes.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$77,813	$86,034	$(8,221)	(10)
Amortization of acquired intangible assets	20,332	20,523	(191)	(1)
Total depreciation and amortization	$98,145	$106,557	$(8,412)	(8)

Total depreciation and amortization decreased by $8 million, or 8%, due to a lower level of depreciable property and equipment. Amortization of acquired intangible assets remained stable.
Interest Expense, Net
Interest expense, net, decreased by $25 million, or 39%, primarily due to (i) a $16 million favorable impact of fair value changes on our interest rate swap derivative contracts, (ii) a $3 million reduction due to our lower debt balance and (iii) a $3 million decrease in amortization of debt finance costs and debt discount during the six months ended June 30, 2018 compared to six months ended June 30, 2017.

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
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim period, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
As of December 31, 2017, our deferred tax asset in respect of U.S. and non-U.S. NOL carry forwards and U.S. tax credits was $197 million. We believe it is more likely than not that the benefit from such deferred tax assets will not be realized. Consequently, we have recorded valuation allowances of $187 million against such deferred tax assets as of December 31, 2017.
We regularly assess our ability to realize deferred tax assets. As of June 30, 2018, our estimate of our annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with both the U.S. and U.K. NOL carry forwards (see below). However, we have maintained a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that we will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.
As a result of our debt restructuring in March 2018 (see Note 11—Long-Term Debt to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q), we expect that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, we have realized a benefit of  $10 million following the release of the valuation allowance on deferred tax assets associated with our U.K. NOL carry forwards (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of June 30, 2018, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	June 30, 2018
Cash and cash equivalents	$183,510
Revolving credit facility availability	141,749
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
The table below sets out our working capital as of June 30, 2018 and December 31, 2017, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)		Change
(in $ thousands)	June 30, 2018	December 31, 2017
Accounts receivable, net	$262,407	$206,524	$55,883
Accrued commissions and incentives	(336,055)	(282,954)	(53,101)
Deferred revenue and prepaid incentives, net	(43,579)	(31,419)	(12,160)
Cash and cash equivalents	183,510	122,039	61,471
Accounts payable and employee related	(146,625)	(145,140)	(1,485)
Accrued interest	(20,329)	(12,010)	(8,319)
Current portion of long-term debt	(56,527)	(64,291)	7,764
Taxes	3,026	(2,823)	5,849
Other assets, net	19,425	1,724	17,701
Working Capital	$(134,747)	$(208,350)	$73,603
Consolidated Condensed Balance Sheets:
Total current assets	$570,988	$438,287	$132,701
Total current liabilities	(705,735)	(646,637)	(59,098)
Working Capital	$(134,747)	$(208,350)	$73,603

As of June 30, 2018, we had a working capital net liability of  $135 million compared to $208 million as of December 31, 2017. The decrease of  $74 million is primarily due to a $61 million increase in cash and cash equivalents as discussed in “Cash Flows” below, a $56 million increase in accounts receivable, net, an $18 million increase in other assets, net, an $8 million decrease in the current portion of long-term debt, a $6 million increase in tax assets, partially offset by a $53 million increase in accrued commissions and incentives, a $12 million increase in deferred revenue and prepaid incentives, net, and an $8 million increase in accrued interest.
The table below sets out information on our accounts receivable:
	June 30, 2018	December 31, 2017	Change
Accounts receivable, net (in $ thousands)	$262,407	$206,524	$55,883
Accounts receivable, net – Days Sales Outstanding (“DSO”)	37	37	—
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the Airline Clearing House (“ACH”) and other similar clearing houses. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the six months ended June 30, 2018, Air revenue accounted for approximately 68% of our revenue; however, only 48% of our outstanding receivables related to customers using ACH as of June 30, 2018. The ACH receivables are collected on average in 32 days. Beyond Air revenue is generally not collected through the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 37 DSO as of both June 30, 2018, and December 31, 2017. The growth in Air revenue in June 2018 compared to December 2017 contributed to the increase in our accounts receivables, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $56 million from December 31, 2017 to June 30, 2018, and our accrued commissions and incentives increased by $53 million from December 31,

2017 to June 30, 2018, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,		Change
(in $ thousands)	2018	2017	$
Cash provided by (used in):
Operating activities of continuing operations	$202,286	$178,607	$23,679
Investing activities	(74,466)	(50,262)	(24,204)
Financing activities	(65,470)	(52,552)	(12,918)
Effect of exchange rate changes	(879)	782	(1,661)
Net increase in cash and cash equivalents	$61,471	$76,575	$(15,104)

As of June 30, 2018, we had $184 million of cash and cash equivalents, an increase of  $61 million compared to December 31, 2017. The following discussion summarizes the changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Operating activities. For the six months ended June 30, 2018, cash provided by operating activities was $202 million compared to $179 million for the six months ended June 30, 2017. The increase of $24 million is primarily a result of the positive impact of changes in working capital and lower interest payments, offset by higher income tax and customer loyalty payments.
Investing activities. During the six months ended June 30, 2018, cash used in investing activities of $74 million was for the purchase of property and equipment. During the six months ended June 30, 2017, cash used in investing activities of $50 million was due to $47 million of cash used in the purchase of property and equipment and a $3 million net cash outflow related to the sale of IGTS.
Our investing activities for the six months ended June 30, 2018 and 2017 include:
	Six Months Ended June 30,
(in $ thousands)	2018	2017	Change
Cash additions to software developed for internal use	$64,020	$35,214	$28,806
Cash additions to computer equipment and other	10,446	11,615	(1,169)
Property and equipment additions	$74,466	$46,829	$27,637

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of capital lease and other indebtedness obligations. We repaid capital lease and other indebtedness obligations of  $19 million for each of the six months ended June 30, 2018 and 2017, which are primarily related to assets within our data center. Our total Capital Expenditures were $93 million and $66 million for the six months ended June 30, 2018 and 2017, respectively.
Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center and hybrid cloud capabilities, increasing connectivity for customers including enabling Airline New Distribution Capabilities content and enhancing our search technology and capabilities, developing mobile customer engagement solutions, the development of content for hotels and car rental providers, further development of Smartpoint, our innovative booking solution delivering multisource content and pricing and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Financing activities. Cash used in financing activities for the six months ended June 30, 2018 was $65 million, which primarily consisted of  (i) $1,400 million of gross proceeds from term loans borrowed under the 2018 Credit Agreement, (ii) $745 million of gross proceeds from the issuance of senior secured notes, (iii) $6 million of proceeds from the issuance of common shares on the exercise of stock options and under our employee share purchase plan, offset by (iv) $2,154 million of repayments of term loans under the 2014 Credit Agreement, (v) $22 million of payments towards debt finance costs and lender fees, (vi) $19 million of dividend payments to our shareholders and (vii) $19 million of capital lease and other indebtedness repayments. The cash used in financing activities for the six months ended June 30, 2017 was $53 million, which primarily consisted of  (i) $19 million of capital lease and other indebtedness repayments, (ii) $19 million in dividend payments to shareholders and (iii) $12 million of term loans repayments.
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:
	Six Months Ended June 30,
(in $ thousands)	2018	2017
Net cash provided by operating activities	$202,286	$178,607
Less: capital expenditures on property and equipment additions	(74,466)	(46,829)
Free Cash Flow	$127,820	$131,778

Financing Arrangements
As of June 30, 2018, our financing arrangements include our senior secured credit facilities under the 2018 Credit Agreement, our senior secured notes and the obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of June 30, 2018 and December 31, 2017:
(in $ thousands)	Interest rate	Maturity	June 30, 2018	December 31, 2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement)(1)	L+2.50%	March 2025	$1,386,456	$—
Term loans – (2014 Credit Agreement)(2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior Secured Notes(3)	6.00%	March 2026	737,640	—
Capital leases and other indebtedness			148,762	105,574
Total debt			2,272,858	2,230,013
Less: cash and cash equivalents			(183,510)	(122,039)
Net Debt(4)			$2,089,348	$2,107,974

(1)
As of June 30, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement was $1,400 million, which is netted for unamortized debt discount of  $7 million and unamortized debt finance costs of  $7 million.

(2)
As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement was $2,154 million, which is netted for unamortized debt discount of  $17 million and unamortized debt finance costs of  $13 million.

(3)
As of June 30, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of  $7 million.

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

Senior Secured Credit Agreement
In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), our wholly-owned subsidiary, entered into the 2018 Credit Agreement under which, the lenders agreed to extend credit to the Borrower in the form of  (a) initial secured term loans in an aggregate principal amount of  $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans, with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. We used the net proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the 2014 Credit Agreement and pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. We recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of  $28 million in our consolidated condensed statements of operations for the six months ended June 30, 2018.

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. We expect to pay interest based on LIBOR.
Further, during the six months ended June 30, 2018, we (i) repaid a quarterly installment of  $6 million principal amount of term loans outstanding under the 2014 Credit Agreement, (ii) amortized $2 million of debt finance costs and $1 million of debt discount, (iii) repaid $18 million under our capital lease obligations and entered into new capital leases arrangements for information technology assets resulting in a $62 million increase in capital lease obligations and (iv) repaid $1 million under our other indebtedness obligations.
As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of  $100 million. As of June 30, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $8 million was utilized for the issuance of letters of credit, with a balance of  $142 million remaining.
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
Debt Covenants and Guarantees
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
Our 2018 Credit Agreement and the Indenture governing the senior secured notes limit certain of our subsidiaries’ ability to:
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

As of June 30, 2018, our consolidated first lien net leverage ratio, as determined under the 2018 Credit Agreement, was 3.79 compared to the maximum allowable of 6.00. In addition, we were in compliance with the other covenants under the 2018 Credit Agreement and Indenture.
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
Our primary interest rate exposure as of June 30, 2018 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on the $1,400 million principal amount of term loans under the 2018 Credit Agreement is currently charged at LIBOR plus 2.50%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of June 30, 2018, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:
Notional Amount ($ in thousands)	Period	Average Interest Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
100,000	February 2021 to February 2022	3.0655%
During the six months ended June 30, 2018, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains (losses) on these interest rate derivative financial instruments were $16 million and $(5) million for the six months ended June 30, 2018 and 2017, respectively.
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
During 2018, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of June 30, 2018, we had $440 million net notional amount of foreign currency forward contracts.
During the six months ended June 30, 2018 and 2017, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(13) million and $11 million for the six months ended June 30, 2018 and 2017, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of June 30, 2018, our derivative contracts that hedge our interest rate and foreign currency exposure had a net asset position of $10 million and cover transactions for a period that does not exceed four years.
Contractual Obligations
Following our debt restructuring in March 2018, our contractual obligations related to the term loans have changed since December 31, 2017, and our contractual obligations also include obligations related to the senior secured notes we issued in March 2018. The following table summarizes our future contractual obligations related to our long-term debt as of June 30, 2018:
	Year Ending June 30,
(in $ thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Term loans	$14,000	$14,000	$14,000	$14,000	$14,000	$1,330,000	$1,400,000
Senior secured notes	—	—	—	—	—	745,000	745,000
Capital leases and other indebtedness	42,527	42,064	35,485	28,140	546	—	148,762
Interest payments(1)	110,177	116,444	114,886	112,963	110,493	252,126	817,089
Total	$166,704	$172,508	$164,371	$155,103	$125,039	$2,327,126	$3,110,851

(1)
Interest payments include interest on the term loans under the 2018 Credit Agreement, the senior secured notes and our capital leases and other indebtedness. Interest on the term loans is based on the interest rate as of June 30, 2018 of LIBOR plus 2.50%, and interest on the senior secured notes is based on its stated rate of 6.00%. Interest payments also include an estimate of cash flows for interest rate swap contracts.

Other than as set forth above, as of June 30, 2018, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the six months ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of June 30, 2018. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. As of June 30, 2018, we have determined, through such analysis, that a 100 basis point increase or decrease in interest rates, based on the outstanding floating rate debt balance, would increase or decrease our annualized interest charge by $14 million, excluding the effect of fair value changes on our interest rate swaps.
In order to protect against potential higher interest costs resulting from increases in LIBOR, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of June 30, 2018, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to our interest expense of  $26 million due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of June 30, 2018. We have determined, through the sensitivity analysis, that the impact of a 10% strengthening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit of $42 million and a 10% weakening in the U.S. dollar exchange rate with respect to the same currencies would result in a credit of  $43 million on our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
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
The gross revenue and net loss attributable to these activities in the quarter ended June 30, 2018 were approximately $19,000 and $4,000 respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: August 2, 2018	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: August 2, 2018	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on September 30, 2014).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document