Form 10-Q
period 2018-09-30
Travelport Worldwide LTD
filed 2018-11-01
CIK 1424755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2018, there were 126,432,714 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 2, 2018, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in $ thousands, except share data)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net revenue	$622,585	$610,842	$1,962,431	$1,873,712
Costs and expenses
Cost of revenue	400,679	388,027	1,254,868	1,144,572
Selling, general and administrative	127,538	110,916	395,093	336,272
Depreciation and amortization	50,253	50,314	148,398	156,871
Total costs and expenses	578,470	549,257	1,798,359	1,637,715
Operating income	44,115	61,585	164,072	235,997
Interest expense, net	(27,772)	(28,793)	(66,312)	(92,011)
Loss on early extinguishment of debt	(38)	(4,682)	(27,699)	(4,682)
Gain on sale of a subsidiary	—	—	—	1,217
Other expense	(266)	(846)	(730)	(2,538)
Income before income taxes	16,039	27,264	69,331	137,983
Provision for income taxes	(10,169)	(22,583)	(24,972)	(43,073)
Net income from continuing operations	5,870	4,681	44,359	94,910
Income from discontinued operations, net of tax	—	—	27,747	—
Net income	5,870	4,681	72,106	94,910
Net (income) loss attributable to non-controlling interest in subsidiaries	(762)	169	(2,025)	973
Net income attributable to the Company	$5,108	$4,850	$70,081	$95,883
Income per share – Basic:
Income per share – continuing operations	$0.04	$0.04	$0.34	$0.77
Income per share – discontinued operations	—	—	0.22	—
Basic income per share	$0.04	$0.04	$0.56	$0.77
Weighted average common shares outstanding – Basic	126,246,210	124,469,069	125,908,707	124,303,716
Income per share – Diluted:
Income per share – continuing operations	$0.04	$0.04	$0.33	$0.76
Income per share – discontinued operations	—	—	0.22	—
Diluted income per share	$0.04	$0.04	$0.55	$0.76
Weighted average common shares outstanding – Diluted	128,389,385	126,188,372	127,854,478	125,827,540
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in $ thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income	$5,870	$4,681	$72,106	$94,910
Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	(1,937)	4,234	(8,522)	20,533
Amortization of actuarial loss to net income, net of tax	2,524	2,856	7,577	8,060
Other comprehensive income (loss), net of tax	587	7,090	(945)	28,593
Comprehensive income	6,457	11,771	71,161	123,503
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(762)	169	(2,025)	973
Comprehensive income attributable to the Company	$5,695	$11,940	$69,136	$124,476

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in $ thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$200,333	$122,039
Accounts receivable (net of allowances for doubtful accounts of $9,753 and $10,245, respectively)	248,635	206,524
Other current assets	125,612	109,724
Total current assets	574,580	438,287
Property and equipment, net	495,506	431,741
Goodwill	1,085,341	1,089,590
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	444,602	496,180
Deferred income taxes	22,359	12,796
Other non-current assets	72,525	76,808
Total assets	$3,008,010	$2,858,499
Liabilities and equity
Current liabilities:
Accounts payable	$72,094	$73,278
Accrued expenses and other current liabilities	574,260	509,068
Current portion of long-term debt	58,377	64,291
Total current liabilities	704,731	646,637
Long-term debt	2,206,171	2,165,722
Deferred income taxes	37,881	34,899
Other non-current liabilities	191,273	203,562
Total liabilities	3,140,056	3,050,820
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 128,047,376 shares and 126,967,010 shares issued; 126,306,329 shares and 125,346,613 shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	320	317
Additional paid in capital	2,685,806	2,700,133
Treasury shares, at cost (1,741,047 shares and 1,620,397 shares as of September 30, 2018 and December 31, 2017, respectively)	(26,832)	(24,755)
Accumulated deficit	(2,651,308)	(2,722,375)
Accumulated other comprehensive loss	(156,566)	(155,621)
Total shareholders’ equity (deficit)	(148,580)	(202,301)
Equity attributable to non-controlling interest in subsidiaries	16,534	9,980
Total equity (deficit)	(132,046)	(192,321)
Total liabilities and equity	$3,008,010	$2,858,499

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net income	$72,106	$94,910
Income from discontinued operations, net of tax	(27,747)	—
Net income from continuing operations	44,359	94,910
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	148,398	156,871
Amortization of customer loyalty payments	64,553	57,348
Impairment of long-lived assets	14,912	685
Amortization of debt finance costs and debt discount	3,613	7,791
Gain on sale of a subsidiary	—	(1,217)
Loss on early extinguishment of debt	27,699	4,682
Unrealized loss (gain) on foreign exchange derivative instruments	23,637	(27,256)
Unrealized (gain) loss on interest rate derivative instruments	(11,651)	1,121
Equity-based compensation	11,845	24,445
Deferred income taxes	(7,129)	(304)
Customer loyalty payments	(73,349)	(54,592)
Pension liability contribution	(1,049)	(1,541)
Changes in assets and liabilities:
Accounts receivable, net	(41,966)	(39,209)
Other current assets	(12,933)	(7,493)
Accounts payable, accrued expenses and other current liabilities	84,249	61,504
Other	10,247	(3,403)
Net cash provided by operating activities	$285,435	$274,342
Investing activities
Property and equipment additions	$(109,236)	$(79,192)
Sale of subsidiary, net of cash disposed	—	(3,433)
Net cash used in investing activities	$(109,236)	$(82,625)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)
(unaudited)
(in $ thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Financing activities
Proceeds from term loans	$1,400,000	$114,000
Proceeds from issuance of senior secured notes	745,000	—
Repayment of term loans	(2,161,250)	(181,813)
Repayment of capital lease obligations and other indebtedness	(30,632)	(29,811)
Debt finance costs and lender fees	(21,551)	(686)
Dividend to shareholders	(28,472)	(28,234)
Purchase of non-controlling interest in a subsidiary	—	(1,063)
Proceeds from share issuance under employee share purchase plan and stock options	8,460	2,016
Treasury share purchase related to vesting of equity awards	(2,621)	(2,461)
Other	(2,240)	—
Net cash used in financing activities	$(93,306)	$(128,052)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,126)	1,043
Net increase in cash, cash equivalents and restricted cash	81,767	64,708
Cash, cash equivalents and restricted cash at beginning of period (Note 8)	122,039	139,938
Cash, cash equivalents and restricted cash at end of period (Note 8)	$203,806	$204,646
Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$77,419	$83,294
Income tax payments, net of refunds	36,933	23,540
Non-cash capital lease asset additions	71,511	17,984
Non-cash purchase of property and equipment	4,220	3,120
See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)
(unaudited)
	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2017	126,967,010	$317	$2,700,133	1,620,397	$(24,755)	$(2,722,375)	$(155,621)	$9,980	$(192,321)
Change in accounting policy for revenue recognition (Note 3)	—	—	—	—	—	986	—	—	986
Dividend to shareholders ($0.225 per common share)	—	—	(29,443)	—	—	—	—	—	(29,443)
Equity-based compensation	1,080,366	3	17,547	—	—	—	—	2,642	20,192
Purchase of a non-controlling interest in a subsidiary	—	—	(1,887)	—	—	—	—	1,887	—
Treasury shares purchased in relation to vesting of equity awards	—	—	—	156,296	(2,621)	—	—	—	(2,621)
Treasury shares issued in relation to vesting of equity awards	—	—	(544)	(35,646)	544	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	70,081	(945)	2,025	71,161
Balance as of September 30, 2018	128,047,376	$320	$2,685,806	1,741,047	$(26,832)	$(2,651,308)	$(156,566)	$16,534	$(132,046)

	Common Shares		Additional Paid in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
(in $ thousands, except share data)	Number	Amount		Number	Amount
Balance as of December 31, 2016	124,941,233	$312	$2,708,836	908,872	$(14,166)	$(2,864,838)	$(190,072)	$24,146	$(335,782)
Dividend to shareholders ($0.225 per common share)	—	—	(29,576)	—	—	—	—	—	(29,576)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	608,426	1	22,813	—	—	—	—	3,390	26,204
Treasury shares purchased in relation to vesting of equity awards	—	—	—	194,829	(2,461)	—	—	—	(2,461)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	95,883	28,593	(973)	123,503
Balance as of September 30, 2017	125,549,659	$313	$2,701,387	1,062,692	$(15,988)	$(2,768,955)	$(161,479)	$10,008	$(234,714)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries and territories, the Travelport business is comprised of:
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
The Company has reclassified certain prior period information as a result of the Company’s adoption of the new guidance on pensions as further described in Note 2—Recently Issued Accounting Pronouncements.

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
Pension
In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the service cost component of net benefit cost to be presented as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and to present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires the disclosure of the line items that contain the other components of net benefit cost in the footnotes to the financial statements if they are not presented on appropriately described separate lines in the statement of operations. The Company adopted the provisions of this guidance effective January 1, 2018, as required under the guidance, and for the three and nine months ended September 30, 2017, the Company reclassified $1 million and $3 million, respectively, related to the other components from selling, general and administrative expense to other expense within the consolidated condensed statements of operations. The adoption of this guidance did not have an impact on the Company’s net income, consolidated condensed balance sheets or statements of cash flows.
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this guidance, a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance is applicable for interim and annual reporting periods beginning after December 15, 2019. Early adoption of the amendments in the guidance is permitted for any impairment tests performed after January 1, 2017 and requires its application using a prospective transition method. The Company early adopted the provisions of this guidance effective January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.
Restricted Cash
In November 2016, the FASB issued guidance that requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. The guidance also requires a reconciliation of cash, cash equivalents and restricted cash balances disclosed in the balance sheet with the corresponding amounts as shown in the statement of cash flows. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. Upon adoption, this guidance did not have an

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

impact on the Company’s consolidated condensed financial statements, however, as of September 30, 2018 the Company had $3 million of restricted cash that is included with cash and cash equivalents in its consolidated condensed statements of cash flows (see Note 8—Other Non-Current Assets).
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
Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which a company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenue is recognized when control of the promised services is transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements (see Note 3—Revenue).

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Accounting Pronouncements Not Yet Adopted
Intangibles—Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued new guidance on a customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor, which is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures. This guidance is effective for the Company for the interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements.
Defined Benefit Plans
In August 2018, the FASB issued new guidance that amends certain of the existing guidance to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance requires a company to additionally disclose reasons for significant gains and losses affecting the benefit obligation for the period. The guidance no longer requires certain disclosures, including disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. This guidance is effective for the Company for the annual reporting periods ending after December 15, 2020 and has to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements.
Fair Value Measurements
In August 2018, the FASB issued new guidance that amends certain of the existing guidance to add, remove and modify disclosure requirements related to fair value measurements. The guidance requires additional disclosures, including the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance no longer requires certain disclosures, including the policy for timing of transfers between levels of the fair value hierarchy and valuation processes for Level 3 fair value measurements. This guidance is effective for the Company for the reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this guidance. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements.
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
In July 2018, the FASB issued further guidance to provide another option for transition under which, the comparative periods presented in the financial statements in the year of adoption will not need to be restated. Under this transition method, a company can apply the transition provisions on January 1, 2019 (i.e. the effective date). The Company expects to adopt the new lease guidance by applying the transition provisions on January 1, 2019 and will recognize the cumulative effect of the transition adjustment as of the effective date. The Company does not expect to provide new lease disclosures for the periods prior to the effective date.
The Company is currently evaluating the impact of the guidance on its consolidated condensed financial statements and related disclosures, controls and processes, including evaluating the use of certain optional practical expedients. Further, the Company has selected a lease accounting system to assist with the accounting and disclosure requirements under the new guidance and is in the process of its implementation. The Company is reviewing and analyzing its inventory of existing operating leases. The Company expects a majority of its existing operating leases, with minimum lease commitments as of September 30, 2018 of  $94 million, will be subject to the new guidance. Upon adoption of the guidance, the Company will recognize operating lease ROU assets and operating lease liabilities on its consolidated condensed balance sheets that will increase its total assets and liabilities. Although the new guidance is not expected to materially impact the Company’s consolidated condensed statements of operations or its consolidated condensed statements of cash flows, the guidance requires enhanced disclosures related to the nature, amount, timing and uncertainty of cash flows arising from operating and finance leases contracts.
3. Revenue
On January 1, 2018, the Company adopted the new revenue recognition guidance applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The Company recorded a $1 million reduction to its accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in the Company’s Beyond Air revenue. For the three and nine months ended September 30, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance.
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
The following table presents the Company’s net revenue disaggregated by its source. Sales and usage-based taxes are excluded from net revenue.
(in $ thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Air	$404,643	$1,321,525
Beyond Air	192,968	566,740
Travel Commerce Platform(1)	597,611	1,888,265
Technology Services	24,974	74,166
Net revenue	$622,585	$1,962,431

(1)
Includes $15 million and $46 million of Travel Commerce Platform revenue for the three and nine months ended September 30, 2018, respectively, that does not represent revenue recognized from contracts with customers.

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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Revenue (Continued)

The table below sets forth Travel Commerce Platform revenue disaggregated by region:
(in $ thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Asia Pacific	$140,186	$426,728
Europe	202,300	670,082
Latin America and Canada	28,202	87,517
Middle East and Africa	78,824	239,593
International	449,512	1,423,920
United States	148,099	464,345
Travel Commerce Platform(1)	$597,611	$1,888,265

(1)
Includes $15 million and $46 million of Travel Commerce Platform revenue for the three and nine months ended September 30, 2018, respectively, that does not represent revenue recognized from contracts with customers.

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
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.
As of September 30, 2018, the Company did not have contract assets. The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:
		Contract Liabilities
(in $ thousands)	Accounts Receivable, net(1)	Deferred Revenue (current)(1)	Deferred Revenue (non-current)(1)
Balance as of September 30, 2018	$205,067	$38,406	$4,678
Balance as of January 1, 2018	174,765	32,010	6,056
Increase (Decrease)	$30,302	$6,396	$(1,378)

(1)
Accounts receivables, net, and deferred revenue exclude balances not related to contracts with customers.

Substantially all of the Company’s Air revenue within its Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), the Airline Clearing House (“ACH”) and other similar clearing houses, whereby the payments are submitted monthly to the IATA or the ACH and

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Revenue (Continued)

are settled (on a net basis) within approximately 30 days. Airlines that do not settle payments through them and customers in Beyond Air and Technology Services are generally invoiced on a monthly basis, and the payments are generally received within approximately 30 – 60 days.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. The cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $15 million of net revenue recognized that was included in the deferred revenue balance as of January 1, 2018.
Remaining Performance Obligations
As of September 30, 2018, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $54 million, of which the Company expects to recognize revenue of approximately 80% over the next 24 months, including approximately 50% over the next 12 months.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.
4. Income Taxes
The Company’s tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim periods, (vi) the impact of the U.S. Tax Reforms (as defined below) and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
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
The Company regularly assesses its ability to realize deferred tax assets. As of September 30, 2018, the Company’s estimated annual effective tax rate includes the impact of  (i) releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards due to an increase in taxable temporary differences that support deferred tax asset utilization and (ii) releasing a portion of the valuation allowance associated with the U.K. NOL carry forwards (see below). However, the Company maintains a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the Company will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Income Taxes (Continued)

As a result of the Company’s debt restructuring in March 2018 (see Note 11—Long-Term Debt), the Company expects that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, the Company realized a benefit of  $10 million in the first quarter of 2018 following the release of the valuation allowance on the deferred tax assets associated with its U.K. NOL carry forwards.
The Company’s preliminary estimate of the impact of the comprehensive changes to the U.S. tax legislation that were enacted in December 2017 under the Tax Cuts and Jobs Act (the “U.S. Tax Reforms”) is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Reforms, administrative interpretations or court decisions interpreting the U.S. Tax Reforms that may require further adjustments and changes in the Company’s estimates that could be beneficial or adverse. The Company continued to assess the impact of the U.S. Tax Reforms during the nine months ended September 30, 2018. The assessment will be completed by December 2018 (being the one–year measurement period from the date of enactment of the U.S. Tax Reforms), however, the Company currently does not expect a material impact to its consolidated financial statements. Given the anticipated further guidance from the U.S. Treasury about implementing the U.S. Tax Reforms and the potential for additional guidance from the SEC or the FASB related to it or additional information becoming available, the Company’s expectation of the impact may change.
5. Other Current Assets
Other current assets consisted of:
(in $ thousands)	September 30, 2018	December 31, 2017
Sales and use tax receivables	$32,656	$30,163
Prepaid expenses	26,689	24,271
Client funds	25,643	15,774
Prepaid incentives	19,771	16,677
Derivative assets	11,995	15,233
Other	8,858	7,606
	$125,612	$109,724

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.
6. Property and Equipment, Net
Property and equipment, net, consisted of:
	September 30, 2018			December 31, 2017
(in $ thousands)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$971,678	$(761,926)	$209,752	$1,029,772	$(829,416)	$200,356
Computer equipment	337,017	(161,892)	175,125	346,846	(207,484)	139,362
Building and leasehold improvements	32,711	(15,373)	17,338	32,834	(12,972)	19,862
Construction in progress	93,291	—	93,291	72,161	—	72,161
	$1,434,697	$(939,191)	$495,506	$1,481,613	$(1,049,872)	$431,741

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $40 million for both the three months ended September 30, 2018 and 2017. The Company recorded

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Property and Equipment, Net (Continued)

depreciation expense (including depreciation on assets under capital leases) of  $118 million and $126 million during the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018 and December 31, 2017, the Company had capital lease assets of $216 million and $208 million, respectively, with accumulated depreciation of $72 million and $107 million, respectively, included within computer equipment. During the nine months ended September 30, 2018, the Company entered into new capital lease arrangements related to its information technology assets resulting in additions of  $72 million of capital lease assets.
7. Intangible Assets
The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2018 and September 30, 2018 are as follows:
(in $ thousands)	January 1, 2018	Additions	Retirements	Foreign Exchange	September 30, 2018
Non-Amortizable Assets:
Goodwill	$1,089,590	$—	$—	$(4,249)	$1,085,341
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	743,549	—	—	(222)	743,327
Accumulated amortization	(461,666)	(30,497)	—	132	(492,031)
Acquired intangible assets, net	281,883	(30,497)	—	(90)	251,296
Customer loyalty payments	380,841	63,803	(50,833)	(4,351)	389,460
Accumulated amortization	(166,544)	(64,553)	33,048	1,895	(196,154)
Customer loyalty payments, net	214,297	(750)	(17,785)	(2,456)	193,306
Other intangible assets, net	$496,180	$(31,247)	$(17,785)	$(2,546)	$444,602

The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2017 and September 30, 2017 are as follows:
(in $ thousands)	January 1, 2017	Additions	Retirements	Foreign Exchange	September 30, 2017
Non-Amortizable Assets:
Goodwill	$1,079,951	$—	$—	$8,702	$1,088,653
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	1,127,059	—	(383,715)	179	743,523
Accumulated amortization	(804,089)	(30,688)	383,715	(338)	(451,400)
Acquired intangible assets, net	322,970	(30,688)	—	(159)	292,123
Customer loyalty payments	358,259	95,131	(73,463)	7,201	387,128
Accumulated amortization	(169,622)	(57,348)	69,063	(3,806)	(161,713)
Customer loyalty payments, net	188,637	37,783	(4,400)	3,395	225,415
Other intangible assets, net	$511,607	$7,095	$(4,400)	$3,236	$517,538

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Intangible Assets (Continued)

The Company paid cash of $73 million and $55 million for customer loyalty payments during the nine months ended September 30, 2018 and 2017, respectively. Further, as of September 30, 2018 and December 31, 2017, the Company had balances payable of $61 million and $77 million, respectively, for customer loyalty payments.
Amortization expense for acquired intangible assets was $10 million for each of the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, amortization expense for acquired intangible assets was $30 million and $31 million, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.
Amortization expense for customer loyalty payments was $20 million for each of the three months ended September 30, 2018 and 2017 and $65 million and $57 million for the nine months ended September 30, 2018 and 2017, respectively, and is included within cost of revenue or net revenue in the Company’s consolidated condensed statements of operations. Included within retirements of customer loyalty payments is $3 million and $14 million of impairment recognized during the three and nine months ended September 30, 2018, respectively.
8. Other Non-Current Assets
Other non-current assets consisted of:
(in $ thousands)	September 30, 2018	December 31, 2017
Prepaid incentives	$32,055	$35,645
Pension assets	10,013	8,674
Derivative assets	8,181	3,503
Supplier prepayments	4,312	10,983
Restricted cash	3,473	—
Deferred financing costs	1,620	1,930
Other	12,871	16,073
	$72,525	$76,808

The restricted cash of  $3 million and $0 as of September 30, 2018 and December 31, 2017, respectively, relates to cash provided as collateral for an operational bank facility. Cash and cash equivalents balance of $200 million and $122 million as of September 30, 2018 and December 31, 2017, respectively, and restricted cash balance of  $3 million and $0 as of September 30, 2018 and December 31, 2017, respectively, are considered together to determine the movements in and balances of cash, cash equivalents and restricted cash in the Company’s consolidated condensed statements of cash flows.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Restructuring Charges
In the third quarter of 2018, the Company initiated plans to enhance the Company’s operational efficiency in response to changes in market conditions and the industry in which the Company operates. As a result, the Company expects to implement changes to its operating and management structure to streamline and simplify the organization. It is expected that the implementation of these plans will result in savings within its corporate and operational functions. As of September 30, 2018, the Company has recorded a severance charge of  $15 million which is included within selling, general and administrative expense on the Company’s consolidated condensed statements of operations and within accrued expenses and other current liabilities on the Company’s consolidated condensed balance sheets as it is probable that the liability has been incurred and the amount can be reasonably estimated for anticipated severances in accordance with the Company’s severance policies for ongoing benefit arrangements.
In November 2016, the Company committed to undertake a course of action to enhance and optimize the Company’s operational and technological efficiency. This program was substantially completed as of December 31, 2017. Total restructuring charges recognized of $2 million and $8 million for the three and nine months ended September 30, 2017, respectively, are included within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:
(in $ thousands)	September 30, 2018	December 31, 2017
Accrued commissions and incentives	$328,361	$282,954
Accrued payroll and related	81,683	70,234
Deferred revenue	66,381	48,096
Income tax payable	29,009	32,986
Customer prepayments	25,643	15,774
Derivative liabilities	13,769	292
Accrued interest expense	9,442	12,010
Pension and post-retirement benefit liabilities	1,607	1,628
Other	18,365	45,094
	$574,260	$509,068

Included in accrued commissions and incentives are $61 million and $77 million of accrued customer loyalty payments as of September 30, 2018 and December 31, 2017, respectively.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Long-Term Debt
Long-term debt consisted of:
(in $ thousands)	Interest rate	Maturity	September 30, 2018	December 31, 2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement)(1)	L+2.50%	March 2025	$1,379,511	$—
Term loans – (2014 Credit Agreement)(2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior secured notes(3)	6.00%	March 2026	737,881	—
Capital leases and other indebtedness			147,156	105,574
Total debt			2,264,548	2,230,013
Less: current portion			58,377	64,291
Long-term debt			$2,206,171	$2,165,722

(1)
As of September 30, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement (as defined below) was $1,393 million, which is netted for unamortized debt discount of $6 million and unamortized debt finance costs of  $7 million.

(2)
As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement (as defined below) was $2,154 million, which is netted for unamortized debt discount of $17 million and unamortized debt finance costs of  $13 million.

(3)
As of September 30, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of  $7 million.

Senior Secured Credit Agreement
In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “2018 Credit Agreement”). Under the 2018 Credit Agreement, the lenders agreed to extend credit to the Borrower in the form of  (a) initial secured term loans in an aggregate principal amount of  $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans (which payments can be reduced as a result of prepayments in accordance with the 2018 Credit Agreement), with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of  $150 million maturing in September 2022. The Company used the proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the previous senior secured credit agreement (the “2014 Credit Agreement”) and to pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. The Company recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of  $28 million in its consolidated condensed statements of operations for the nine months ended September 30, 2018.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Long-Term Debt (Continued)

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the 2018 Credit Agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. The Company expects to pay interest based on LIBOR.
Further, during the nine months ended September 30, 2018, the Company (i) repaid $8 million principal amount of term loans outstanding under the 2018 Credit Agreement, including a $4 million voluntary prepayment, (ii) repaid $6 million principal amount of term loans outstanding under the 2014 Credit Agreement, (iii) amortized $2 million of debt finance costs and $1 million of debt discount, (iv) repaid $28 million under its capital lease obligations and entered into new capital leases arrangements for information technology assets resulting in a $72 million increase in capital lease obligations and (v) repaid $3 million under its other indebtedness obligations.
The Company is not contractually required to repay quarterly installments of the term loans until the first quarter of 2019. However, the Company has classified a portion of its term loans (along with the contractual quarterly installments) as current portion of long-term debt as the Company intends and is able to make additional voluntary prepayments of the term loans from cash flow from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.
As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of  $100 million. As of September 30, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $5 million was utilized for the issuance of letters of credit, with a balance of  $145 million remaining.
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

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Long-Term Debt (Continued)

Debt Maturities
Aggregate maturities of debt as of September 30, 2018 are as follows:
(in $ thousands) Year ending September 30,	Term Loans	Senior Secured Notes	Capital Leases and Other Indebtedness
2019	$14,000	$—	$44,378
2020	14,000	—	42,198
2021	14,000	—	36,038
2022	14,000	—	23,321
2023	14,000	—	—
Thereafter	1,322,500	745,000	1,221
	1,392,500	745,000	147,156
Less: Unamortized debt finance cost	(6,551)	(7,119)	—
Less: Unamortized debt discount	(6,438)	—	—
Total debt	$1,379,511	$737,881	$147,156

Debt Finance Costs
The Company had unamortized debt finance costs of  (i) $7 million and $13 million as of September 30, 2018 and December 31, 2017, respectively, in relation to its term loans under the 2018 Credit Agreement and the 2014 Credit Agreement, respectively, which are presented as a deduction from the principal amount of the term loans, (ii) $7 million as of September 30, 2018 in relation to its senior secured notes, which are presented as a deduction from the principal amount of senior secured notes, and (iii) $2 million as of both September 30, 2018 and December 31, 2017 in relation to its revolving credit facility, which are capitalized within other non-current assets on the consolidated condensed balance sheets. The debt finance costs are amortized over the term of the related debt as part of interest expense in the consolidated condensed statements of operations.
The movements in total unamortized debt finance costs for the nine months ended September 30, 2018 and 2017 are summarized below:
(in $ thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Balance as of January 1	$14,708	$22,855
Capitalization of debt finance costs	14,799	686
Amortization	(2,139)	(4,033)
Write-off on early extinguishment of debt	(12,078)	(3,306)
Balance as of September 30	$15,290	$16,202

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
As of September 30, 2018, the Company was in full compliance with all restrictive and financial covenants related to its debt.
12. Financial Instruments
The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2018, there were no material changes in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology.
As of September 30, 2018, the Company had a net asset position of  $6 million related to its derivative financial instruments.
Foreign Currency Risk
The Company’s primary foreign currency risk exposure as of September 30, 2018 was due to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.
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
Interest Rate Risk
As of September 30, 2018, the Company’s primary interest rate risk exposure was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. During the nine months ended September 30, 2018, the average LIBOR rate applied to the term loans was 2.03%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of September 30, 2018, the Company had outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Financial Instruments (Continued)

Notional Amount ($ in thousands)	Period	Average Interest Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
200,000	February 2021 to February 2022	2.9913%
As of September 30, 2018, the net notional amounts of the Company’s derivative contracts are as follows:
(in $ thousands)	September 30, 2018	December 31, 2017
Interest rate swap contracts	$3,200,000	$3,000,000
Foreign currency contracts	439,137	373,487
As of September 30, 2018, the interest rate swap contracts cover varying periods as disclosed above, and the foreign currency contracts cover the twelve month period until September 2019.
Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets:
		Fair Value Asset			Fair Value (Liability)
(in $ thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swap contracts	Other current assets	$11,721	$4,799	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	8,181	3,503	Other non-current liabilities	—	(51)
Foreign currency contracts	Other current assets	274	10,434	Accrued expenses and other current liabilities	(13,769)	(292)
Total fair value of derivative assets (liabilities)		$20,176	$18,736		$(13,769)	$(343)

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the nine months ended September 30, 2018 and 2017:
(in $ thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net derivative asset (liability) opening balance	$18,393	$(19,196)
Total (loss) gain for the period included in net income	(460)	12,099
(Proceeds from) payments on settlement of derivative contracts	(11,526)	13,495
Net derivative asset closing balance	$6,407	$6,398

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three and nine months ended September 30, 2018 and 2017:

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Financial Instruments (Continued)

		Amount of Gain (Loss) Recorded in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands)	Statement of Operations Location	2018	2017	2018	2017
Interest rate swap contracts	Interest expense, net	$2,143	$1,332	18,231	(3,322)
Foreign currency contracts	Selling, general and administrative	(5,701)	4,238	(18,691)	15,421
		$(3,558)	$5,570	(460)	12,099
Fair Value Disclosures for All Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The fair values of the Company’s other financial instruments are as follows:
		September 30, 2018		December 31, 2017
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$20,176	$20,176	$18,736	$18,736
Derivative liabilities	Level 2	(13,769)	(13,769)	(343)	(343)
Total debt	Level 2	(2,264,548)	(2,291,939)	(2,230,013)	(2,258,893)
The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of 5% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2018.
The fair value of the Company’s total debt has been determined by calculating the fair value of its term loans and senior secured notes based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.
13. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2018, the Company had approximately $85 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending September 30, 2019. These purchase obligations extend through 2022.
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
Dividends on Common Shares
The Company’s Board of Directors declared the following cash dividends during the nine months ended September 30, 2018:
Declaration Date	Dividend Per Share	Record Date	Payment Date	Amount (in $ thousands)
February 16, 2018	$0.075	March 1, 2018	March 15, 2018	$9,406
May 2, 2018	0.075	June 7, 2018	June 21, 2018	9,459
August 1, 2018	0.075	September 6, 2018	September 20, 2018	9,473
On October 31, 2018, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share (see Note 18—Subsequent Events).

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
The table below presents the activity of the Company’s RSUs for the nine months ended September 30, 2018:
(in dollars, except number of RSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2018	1,526,280	$13.01
Granted at fair market value	857,133	$14.62
Vested(1)	(433,359)	$12.95
Forfeited	(316,898)	$13.31
Balance as of September 30, 2018	1,633,156	$13.81

(1)
During the nine months ended September 30, 2018, the Company completed net share settlements of 152,975 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 51,396 vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

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
The table below presents the activity of the Company’s PSUs for the nine months ended September 30, 2018:
(in dollars, except number of PSUs)	Number	Weighted Average Grant Date Fair Value
Balance as of January 1, 2018	2,694,999	$13.10
Granted at fair market value	1,444,522	$16.33
Forfeited	(825,573)	$13.57
Vested(1)	(11,290)	$15.50
Balance as of September 30, 2018(2)	3,302,658	$14.37

(1)
During the nine months ended September 30, 2018, the Company completed net share settlements of 3,321 common shares in connection with employee taxable income created upon vesting of PSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(2)
Total estimated awards that ultimately will vest based on the Company’s forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s TSR compared to the TSR of the selected group is expected to be 2,122,960 PSUs.

Stock Options
During the nine months ended September 30, 2018, the Company did not grant any stock options.
The table below presents the activity of the Company’s stock options for the nine months ended September 30, 2018:
	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in $ thousands)
Balance as of January 1, 2018	2,352,928	$13.51
Forfeited	(253,643)	$13.72
Exercised	(594,616)	$11.68
Expired	(46,112)	$15.58
Balance as of September 30, 2018	1,458,557	$14.15	7.01	$3,984
Exercisable as of September 30, 2018	782,037	$14.48	6.83	$1,880
Expected to vest as of September 30, 2018	676,520	$13.77	7.23	$2,104

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the three months ended September 30, 2018 and 2017 was $0 and $9 million, respectively ($0 million and $8 million after tax for the three months ended September 30, 2018 and 2017,

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Equity-Based Compensation (Continued)

respectively). The total income tax benefit related to equity-based compensation expense was $0 million and $1 million for the three months ended September 30, 2018 and 2017, respectively.
Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the nine months ended September 30, 2018 and 2017 was $12 million and $24 million, respectively ($11 million and $22 million after tax for the nine months ended September 30, 2018 and 2017, respectively). The total income tax benefit related to equity-based compensation expense was $1 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company expects the future equity-based compensation expense in relation to awards granted and outstanding as of September 30, 2018 will be approximately $29 million.
16. Income Per Share
The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share from continuing operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands, except for share data)	2018	2017	2018	2017
Numerator – Basic and Diluted Income per Share:
Net income from continuing operations	$5,870	$4,681	$44,359	$94,910
Net (income) loss attributable to non-controlling interest in subsidiaries	(762)	169	(2,025)	973
Net income from continuing operations attributable to the Company	$5,108	$4,850	$42,334	$95,883
Denominator – Basic Income per Share:
Weighted average common shares outstanding	126,246,210	124,469,069	125,908,707	124,303,716
Income per share from continuing operations – Basic	$0.04	$0.04	$0.34	$0.77
Denominator – Diluted Income per Share:
Number of common shares used for basic income per share from continuing operations	126,246,210	124,469,069	125,908,707	124,303,716
Weighted average effect of dilutive securities
RSUs/PSUs	1,881,201	1,603,721	1,819,470	1,424,009
Stock options	261,974	115,582	126,301	99,815
Weighted average common shares outstanding	128,389,385	126,188,372	127,854,478	125,827,540
Income per share from continuing operations – Diluted	$0.04	$0.04	$0.33	$0.76

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

TRAVELPORT WORLDWIDE LIMITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Income Per Share (Continued)

For the three and nine months ended September 30, 2018, the Company had nil and 1 million, respectively, of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2017, the Company had 2.3 million and 2.4 million, respectively, of weighted average common share equivalents, primarily associated with the Company’s stock options, that were excluded from the calculation of diluted income per share. These were excluded as their inclusion would have been antidilutive as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the common shares that would have been issued.
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
18. Subsequent Events
On October 31, 2018, the Company’s Board of Directors declared a cash dividend of  $0.075 per common share for the third quarter of 2018, which is payable on December 20, 2018 to shareholders of record on December 6, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2018 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
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
We have one reportable segment, and we further classify revenue according to its source as either Travel Commerce Platform revenue (comprised of Air and Beyond Air) or Technology Services revenue. For the nine months ended September 30, 2018, Air, Beyond Air and Technology Services represented approximately 67%, 29% and 4%, respectively, of our net revenue.
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
For payment solutions, eNett International (Jersey) Limited’s (“eNett”) core offering is a Virtual Account Number (“VAN”) that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. During the nine months ended September 30, 2018, eNett generated net revenue of $240 million, representing an approximately 72% increase compared to the nine months ended September 30, 2017.
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
The table below sets forth our performance metrics:
(in $ thousands, except share data, Reported Segments and RevPas)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017		%	2018	2017		%
Net revenue	$622,585	$610,842	$11,743	2	$1,962,431	$1,873,712	$88,719	5
Operating income	44,115	61,585	(17,470)	(28)	164,072	235,997	(71,925)	(30)
Net income	5,870	4,681	1,189	25	72,106	94,910	(22,804)	(24)
Income per share – diluted (in $)	0.04	0.04	—	4	0.55	0.76	(0.21)	(28)
Adjusted EBITDA(1)	139,313	136,437	2,876	2	450,413	451,996	(1,583)	—
Adjusted Operating Income(2)	79,219	76,392	2,827	4	268,211	268,465	(254)	—
Adjusted Net Income(3)	40,040	22,671	17,369	77	146,906	137,034	9,872	7
Adjusted Income per Share – diluted(4) (in $)	0.31	0.18	0.13	74	1.15	1.09	0.06	6
Net cash provided by operating activities	83,149	95,735	(12,586)	(13)	285,435	274,342	11,093	4
Free Cash Flow(5)	48,379	63,372	(14,993)	(24)	176,199	195,150	(18,951)	(10)
Reported Segments (in thousands)	81,579	85,397	(3,818)	(4)	260,831	264,975	(4,144)	(2)
Travel Commerce Platform RevPas (in $)	7.33	6.86	0.47	7	7.24	6.76	0.48	7

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

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ thousands)	2018	2017	2018	2017
Net income	$5,870	$4,681	$72,106	$94,910
Adjustments:
Amortization of acquired intangible assets(1)	10,165	10,165	30,497	30,688
Gain on sale of a subsidiary	—	—	—	(1,217)
Loss on early extinguishment of debt	38	4,682	27,699	4,682
Equity-based compensation and related taxes	(207)	8,676	11,837	24,355
Corporate and restructuring costs(2)	19,472	4,217	24,704	14,897
Impairment of long-lived assets(3)	3,269	—	14,912	685
Income from discontinued operations	—	—	(27,747)	—
Other – non-cash(4)	3,580	(9,285)	10,538	(34,498)
Tax adjustments(5)	(2,147)	(465)	(17,640)	2,532
Adjusted Net Income	40,040	22,671	146,906	137,034
Adjustments:
Interest expense, net(6)	26,597	30,673	77,963	90,890
Other expense(7)	266	—	730	—
Remaining provision for income taxes	12,316	23,048	42,612	40,541
Adjusted Operating Income	79,219	76,392	268,211	268,465
Adjustments:
Depreciation and amortization of property and equipment	40,032	40,149	117,649	126,183
Amortization of customer loyalty payments	20,062	19,896	64,553	57,348
Adjusted EBITDA	$139,313	$136,437	$450,413	$451,996

(1)
Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group in 2006 and from the acquisition of Worldspan in 2007.

(2)
Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activities (see Note 9—Restructuring Charges to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

(3)
Relates to the impairment of  (i) customer loyalty payments of  $3 million and $14 million for the three and nine months ended September 30, 2018, respectively, and (ii) property and equipment of  $1 million for each of the nine months ended September 30, 2018 and September 30, 2017.

(4)
Includes (i) unrealized losses (gains) on foreign currency derivatives contracts of  $2 million and $(7) million for the three months ended September 30, 2018 and 2017, respectively, and $22 million and $(27) million for the nine months ended September 30, 2018 and 2017, respectively; (ii) unrealized losses (gains) on interest rate derivative contracts of  $1 million and $(2) million for the three months ended September 30, 2018 and 2017, respectively, and $(12) million and $1 million for the nine months ended September 30, 2018 and 2017, respectively; (iii) $8 million related to revenue deferred in previous years for the nine months ended September 30, 2017; and (iv) other gains of  $1 million for the nine months ended September 30, 2017.

(5)
Relates primarily to the tax impact of the loss on early extinguishment of debt, equity-based compensation, corporate and restructuring costs, impairment of long-lived assets and unrealized gains and losses on foreign currency derivative contracts that are excluded from net income to determine Adjusted Net Income. Tax adjustments are calculated at the rate applicable for the jurisdiction in which the adjusting item arose. The adjustments for the nine months ended September 30, 2018 also include the benefit realized in the first quarter of 2018 following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. net operating losses carry forwards (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).
(6)
Excludes the impact of unrealized losses (gains) on interest rate derivative contracts of  $1 million and $(2) million for the three months ended September 30, 2018 and 2017, respectively, and $(12) million and $1 million for the nine months ended September 30, 2018 and 2017, respectively, which is included within “Other—non-cash.”

(7)
Relates to interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs, which we consider to be non-operating components, that are excluded from Adjusted Operating Income and Adjusted EBITDA starting January 1, 2018 on a prospective basis.

The following table provides a reconciliation of income per share—diluted to Adjusted Income per Share—diluted:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in $)	2018	2017	2018	2017
Income per share – diluted	$0.04	$0.04	$0.55	$0.76
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.27	0.14	0.60	0.33
Adjusted Income per Share – diluted	$0.31	$0.18	$1.15	$1.09

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
For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources—Cash Flows.”

Factors Affecting Results of Operations
Geographic Mix: Our geographically dispersed footprint helps insulate us from a particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
(in percentages)	2018	2017
Asia Pacific	23	24
Europe	34	32
Latin America and Canada	5	5
Middle East and Africa	13	13
International	75	74
United States	25	26
Travel Commerce Platform	100	100

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
Travel Provider and Travel Agency Mix:   We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 480 airlines globally, including approximately 125 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 50 cruise-line and tour operators and 13 major rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the nine months ended September 30, 2018.
In general, our business is characterized by multi-year travel provider and travel agency contracts, with a portion of our contracts up for renewal each year. Our ability to obtain inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers, and our ability to maintain existing relationships with travel agencies and enter into new relationships on acceptable financial and other terms impact our financial results. Our relationships with travel agencies typically are non-exclusive, meaning the travel agencies subscribe to, and have the ability to use, more than one GDS. As a result, travel agency strategies, including consolidation or changes in allocation of travel agency bookings among the GDSs, have impacted, and will continue to impact, our revenue and travel distribution costs. In addition, a travel agency’s business may be materially impacted for any reason and generate less than the anticipated volume of bookings, which, in turn, will affect our results of operations. For the nine months ended September 30, 2018, our results of operations were adversely impacted by the loss of a large Pacific-based travel agency, the termination of our agreement with a European online travel agency (“OTA”) due to its contract breach that resulted in a $10 million impairment of our customer loyalty payments and other specific travel agency headwinds. Our results of operations in future periods will be adversely impacted in the event of the termination, non-renewal or reduction in volume of bookings from customers or travel agencies should we be unable to offset any such losses with new business and/or volume increases in bookings from existing customers and travel agencies.

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

Results of Operations
On January 1, 2018, we adopted new guidance on revenue recognition applying the modified retrospective method to all contracts. Results for the three and nine months ended September 30, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. We recorded a reduction of  $1 million to our accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in our Beyond Air revenue. For the three months ended September 30, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance (see Note 3—Revenue to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).
We have adopted new guidance on pension costs from January 1, 2018 (see Note 2—Recently Issued Accounting Pronouncements—Pension to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q). In accordance with the guidance, we have presented interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs separately outside of operating income. As a result of the new guidance, for the three months ended September 30, 2017, we reclassified $1 million from selling, general and administrative expense to other expense within the consolidated condensed statement of operations.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Net revenue	$622,585	$610,842	$11,743	2
Costs and expenses
Cost of revenue	400,679	388,027	12,652	3
Selling, general and administrative	127,538	110,916	16,622	15
Depreciation and amortization	50,253	50,314	(61)	—
Total costs and expenses	578,470	549,257	29,213	5
Operating income	44,115	61,585	(17,470)	(28)
Interest expense, net	(27,772)	(28,793)	1,021	4
Loss on early extinguishment of debt	(38)	(4,682)	4,644	99
Other expense	(266)	(846)	580	69
Income before income taxes	16,039	27,264	(11,225)	(41)
Provision for income taxes	(10,169)	(22,583)	12,414	55
Net income	$5,870	$4,681	$1,189	25

Net Revenue
Net revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Air	$404,643	$417,371	$(12,728)	(3)
Beyond Air	192,968	168,782	24,186	14
Travel Commerce Platform	597,611	586,153	11,458	2
Technology Services	24,974	24,689	285	1
Net revenue	$622,585	$610,842	$11,743	2

During the three months ended September 30, 2018, net revenue increased by $12 million, or 2%, compared to the three months ended September 30, 2017. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $11 million, or 2%, and a marginal increase in Technology Services revenue of 1%.
Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Three Months Ended September 30,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.33	$6.86	$0.47	7
Reported Segments (in thousands)	81,579	85,397	(3,818)	(4)
The increase in Travel Commerce Platform revenue of $11 million, or 2%, was due to a $24 million, or 14%, increase in Beyond Air revenue, offset by a decrease in Air revenue of  $13 million, or 3%. Overall, there was a 7% increase in Travel Commerce Platform RevPas and a 4% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $22.2 billion for the three months ended September 30, 2018 from $21.4 billion for the three months ended September 30, 2017 primarily due to an increase in the value and volume of transactions in payment solutions offset by a decrease in Reported Segments. Our percentage of Air segment revenue from away bookings remained stable at 67%. Our hospitality segments per 100 airline tickets issued remained stable at 48. Our hotel room nights sold decreased by 4% from 18 million to 17 million, and our car rental days sold decreased by 2% from 30 million to 29 million, in each case for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$140,186	$145,008	$(4,822)	(3)
Europe	202,300	185,801	16,499	9
Latin America and Canada	28,202	27,563	639	2
Middle East and Africa	78,824	77,494	1,330	2
International	449,512	435,866	13,646	3
United States	148,099	150,287	(2,188)	(1)
Travel Commerce Platform	$597,611	$586,153	$11,458	2

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	16,764	17,807	(1,043)	(6)	$8.36	$8.14	0.22	3
Europe	18,658	20,117	(1,459)	(7)	$10.84	$9.24	1.60	17
Latin America and Canada	4,793	4,706	87	2	$5.88	$5.86	0.02	—
Middle East and Africa	9,180	9,354	(174)	(2)	$8.59	$8.28	0.31	4
International	49,395	51,984	(2,589)	(5)	$9.10	$8.38	0.72	9
United States	32,184	33,413	(1,229)	(4)	$4.60	$4.50	0.10	2
Travel Commerce Platform	81,579	85,397	(3,818)	(4)	$7.33	$6.86	0.47	7

International
Our International Travel Commerce Platform revenue increased by $14 million, or 3%, driven by an increase in Beyond Air revenue that was offset by a decrease in Air revenue. The increase in RevPas of 9% was a result of growth in Beyond Air, driven by an increase in payment solutions, partially offset by a decline in the remainder of the Beyond Air portfolio. Reported Segments decreased due to the loss of a large travel agency in the Pacific region and other specific travel agency headwinds. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 75% for the three months ended September 30, 2018 compared to 74% for the three months ended September 30, 2017.
Asia Pacific
Revenue in Asia Pacific decreased $5 million, or 3%, due to a 6% decrease in Reported Segments offset by a 3% increase in RevPas. Reported Segments decreased due to the loss of a large Pacific-based travel agency, partially offset by growth in India and Hong Kong. RevPas increased primarily due to growth in payment solutions in Beyond Air offset by a decrease in Air revenue.
Europe
Revenue in Europe increased $16 million, or 9%, primarily due to a 17% increase in RevPas offset by a 7% decrease in Reported Segments. RevPas increased primarily due to growth in payment solutions in Beyond Air offset by a decrease in Air revenue. Reported Segments decreased mainly due to decrease in Greece, Russia and United Kingdom.
Latin America and Canada
Revenue in Latin America and Canada increased marginally by $1 million, or 2%.
Middle East and Africa
Revenue in the Middle East and Africa increased marginally by $1 million, or 2%.
United States
Revenue in the United States decreased by $2 million, or 1%, due to a 4% decrease in Reported Segments resulting from specific travel agency headwinds offset by a 2% increase in RevPas.
Technology Services
Technology Services revenue increased marginally by 1%.

Cost of Revenue
Cost of revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$327,516	$306,971	$20,545	7
Technology costs	73,163	81,056	(7,893)	(10)
Cost of revenue	$400,679	$388,027	$12,652	3

Cost of revenue increased by $13 million, or 3%, as a result of a $21 million, or 7%, increase in commission costs, offset by an $8 million, or 10%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our payment solutions business and a 3% increase in travel distribution costs per segment primarily driven by mix and impairment of customer loyalty payments offset by a decrease in volume and favorable foreign exchange movements. Commissions include amortization of customer loyalty payments of  $18 million for each of the three months ended September 30, 2018 and 2017 and an impairment of customer loyalty payments of  $3 million for the three months ended September 30, 2018. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $8 million, or 10%, primarily due to higher capitalization of technology investments.
Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$83,585	$90,559	$(6,974)	(8)
Non-workforce	22,327	14,869	7,458	50
Sub-total	105,912	105,428	484	—
Non-core corporate costs	21,626	5,488	16,138	*
SG&A	$127,538	$110,916	$16,622	15

*
Percentage calculated not meaningful

SG&A expenses increased by $17 million, or 15%, during the three months ended September 30, 2018 compared to September 30, 2017. SG&A expenses include $22 million and $5 million of charges for the three months ended September 30, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 remained stable. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, decreased by $7 million, or 8%, primarily due to a decrease in headcount, lower employee related incentives, cost efficiencies and favorable foreign exchange movements. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased by $7 million, or 50%, primarily due to realized foreign exchange losses and an increase in general administration costs.
Non-core corporate costs of $22 million and $5 million for the three months ended September 30, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of  $16 million is due to a $15 million increase in corporate and restructuring costs, $10 million unfavorable movements in the fair value of unrealized foreign currency derivative contracts offset by $9 million of lower equity-based compensation and related taxes.

Depreciation and Amortization
Depreciation and amortization is comprised of:
	Three Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$40,088	$40,149	$(61)	—
Amortization of acquired intangible assets	10,165	10,165	—	—
Total depreciation and amortization	$50,253	$50,314	$(61)	—

Total depreciation and amortization remained stable at $50 million.
Interest Expense, Net
Interest expense, net, decreased marginally by $1 million, or 4%. The positive impact resulting from a $3 million cost incurred in 2017 relating to amendments to our 2014 senior secured credit agreement, a $2 million decrease in amortization of debt finance costs and debt discount and a $1 million decrease due to our lower debt balance was offset by a $3 million unfavorable impact of fair value changes on our interest rate swap derivative contracts and a $2 million increase due to higher interest rates.
Loss on Early Extinguishment of Debt
During the third quarter of 2017, we amended the previous senior secured credit agreement (the “2014 Credit Agreement”), twice under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our prior term loans by 50 basis points. In connection with these amendments, certain lenders were replaced by new lenders for the revolving credit facility and certain term loan lenders were repaid partially or in full. Further, during this period, we voluntarily prepaid an additional $50 million principal amount of the term loans then outstanding under the 2014 Credit Agreement. These transactions resulted in a recognition of  $5 million of loss on early extinguishment of debt.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim periods, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
Our tax provision for the three months ended September 30, 2018 includes an adjustment made for an increase in our annual expected full year tax rate due to a change in geographical mix of profits.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
As discussed above, on January 1, 2018, we adopted new guidance on (i) revenue recognition, which had an immaterial impact on net revenue for the nine months ended September 30, 2018 (see Note 3—Revenue to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q) and (ii) pensions, which resulted in the reclassification of certain components of pension and post-retirement benefit costs of  $3 million for the nine months ended September 30, 2017 from SG&A expense to other expense within the consolidated condensed statement of operations.
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Net revenue	$1,962,431	$1,873,712	$88,719	5
Costs and expenses
Cost of revenue	1,254,868	1,144,572	110,296	10
Selling, general and administrative	395,093	336,272	58,821	17
Depreciation and amortization	148,398	156,871	(8,473)	(5)
Total costs and expenses	1,798,359	1,637,715	160,644	10
Operating income	164,072	235,997	(71,925)	(30)
Interest expense, net	(66,312)	(92,011)	25,699	28
Loss on early extinguishment of debt	(27,699)	(4,682)	(23,017)	*
Gain on sale of a subsidiary	—	1,217	(1,217)	(100)
Other expense	(730)	(2,538)	1,808	71
Income before income taxes	69,331	137,983	(68,652)	(50)
Provision for income taxes	(24,972)	(43,073)	18,101	42
Net income from continuing operations	44,359	94,910	(50,551)	(53)
Income from discontinued operations, net of tax	27,747	—	27,747	*
Net income	$72,106	$94,910	$(22,804)	(24)

*
Percentage calculated not meaningful

Net Revenue
Net revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Air	$1,321,525	$1,315,500	$6,025	—
Beyond Air	566,740	476,474	90,266	19
Travel Commerce Platform	1,888,265	1,791,974	96,291	5
Technology Services	74,166	81,738	(7,572)	(9)
Net revenue	$1,962,431	$1,873,712	$88,719	5

During the nine months ended September 30, 2018, net revenue increased by $89 million, or 5%, compared to the nine months ended September 30, 2017. This increase was driven by an increase in Travel Commerce Platform revenue of  $96 million, or 5%, offset by a decrease in Technology Services revenue of $8 million, or 9%.

Travel Commerce Platform
The table below sets forth Travel Commerce Platform RevPas and Reported Segments:
	Nine Months Ended September 30,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.24	$6.76	$0.48	7
Reported Segments (in thousands)	260,831	264,975	(4,144)	(2)
The increase in Travel Commerce Platform revenue of $96 million, or 5%, was due to a $90 million, or 19%, increase in Beyond Air revenue and a $6 million increase in Air revenue. Overall, there was a 7% increase in Travel Commerce Platform RevPas offset by a 2% decrease in Reported Segments.
Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on our Travel Commerce Platform increased to $68.9 billion for the nine months ended September 30, 2018 from $63.1 billion for the nine months ended September 30, 2017 primarily due to an increase in the value and volume of transactions in payment solutions and an increase in ticket prices in line with global trends, offset by a decrease in Reported Segments. Our percentage of Air segment revenue from away bookings increased to 69% from 67%. Our hospitality segments per 100 airline tickets issued decreased to 45 from 46. Our hotel room nights remained stable at 51 million, and our car rental days sold grew by 2% from 81 million to 83 million, in each case for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
The table below sets forth Travel Commerce Platform revenue by region:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$426,728	$437,748	$(11,020)	(3)
Europe	670,082	568,811	101,271	18
Latin America and Canada	87,517	83,919	3,598	4
Middle East and Africa	239,593	238,959	634	—
International	1,423,920	1,329,437	94,483	7
United States	464,345	462,537	1,808	—
Travel Commerce Platform	$1,888,265	$1,791,974	$96,291	5

The table below sets forth Reported Segments and RevPas by region:
	Segments (in thousands)				RevPas (in $)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	49,172	54,712	(5,540)	(10)	$8.68	$8.00	0.68	8
Europe	65,537	63,478	2,059	3	$10.22	$8.96	1.26	14
Latin America and Canada	14,231	13,862	369	3	$6.15	$6.05	0.10	2
Middle East and Africa	28,300	28,271	29	—	$8.47	$8.45	0.02	—
International	157,240	160,323	(3,083)	(2)	$9.06	$8.29	0.77	9
United States	103,591	104,652	(1,061)	(1)	$4.48	$4.42	0.06	1
Travel Commerce Platform	260,831	264,975	(4,144)	(2)	$7.24	$6.76	0.48	7

International
Our International Travel Commerce Platform revenue increased by $94 million, or 7%, due to a 9% increase in RevPas offset by a 2% decrease in Reported Segments. The increase in RevPas was a result of revenue growth in Air and growth in Beyond Air, driven by an increase in payment solutions, partially offset by a decline in the remainder of the Beyond Air portfolio. The increase in Air was mainly due to improved pricing, partially offset by the loss of a large Pacific-based travel agency and a $9 million recognition of revenue in 2017 in respect of revenue deferred in previous years. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 75% for the nine months ended September 30, 2018 compared to 74% for the nine months ended September 30, 2017.
Asia Pacific
Revenue in Asia Pacific decreased $11 million, or 3%, mainly due to a 10% decrease in Reported Segments, offset by an 8% increase in RevPas. Reported Segments decreased due to the loss of a large Pacific-based travel agency, partially offset by growth in India and Hong Kong. RevPas increased primarily due to growth in payment solutions in Beyond Air offset by a decline in Air revenue.
Europe
Revenue in Europe increased $101 million, or 18%, primarily due to a 14% increase in RevPas and a 3% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in payment solutions in Beyond Air. Reported Segments increased mainly due to growth in Netherlands, United Kingdom and Greece partially offset by decrease in Russia.
Latin America and Canada
Revenue in Latin America and Canada increased by $4 million, or 4%, primarily due to a 3% increase in Reported Segments and a 2% increase in RevPas, both mainly driven by growth in Air.
Middle East and Africa
Revenue in the Middle East and Africa increased marginally by $1 million.
United States
Revenue in the United States increased by $2 million. The 1% increase in RevPas was offset by a 1% decrease in Reported Segments. RevPas increased primarily due to revenue growth in Air.
Technology Services
Technology Services revenue decreased $8 million, or 9%, primarily due to the sale of IGTS in April 2017.
Cost of Revenue
Cost of revenue is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$1,026,602	$899,224	$127,378	14
Technology costs	228,266	245,348	(17,082)	(7)
Cost of revenue	$1,254,868	$1,144,572	$110,296	10

Cost of revenue increased by $110 million, or 10%, as a result of a $127 million, or 14%, increase in commission costs, offset by a $17 million, or 7%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our payment solutions business and a 7% increase in travel distribution costs per segment driven by pricing, mix, impairment of customer loyalty payments and unfavorable foreign exchange movements, offset by decrease in volume. Commissions include amortization of customer loyalty payments of  $59 million and $53 million for the nine months ended September 30, 2018 and 2017, respectively, and an impairment of  $14 million for the nine months ended September 30, 2018, primarily resulting from a contract breach by a European OTA in the second quarter of 2018. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $17 million, or 7%, due to reduced costs resulting from the sale of IGTS in April 2017 and higher capitalization of technology investments, offset by unfavorable foreign exchange movements.

Selling, General and Administrative (SG&A)
SG&A is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$276,572	$267,699	$8,873	3
Non-workforce	58,753	56,644	2,109	4
Sub-total	335,325	324,343	10,982	3
Non-core corporate costs	59,768	11,929	47,839	*
SG&A	$395,093	$336,272	$58,821	17

*
Percentage calculated not meaningful

SG&A expenses increased by $59 million, or 17%, during the nine months ended September 30, 2018 compared to September 30, 2017. SG&A expenses include $60 million and $12 million of charges for the nine months ended September 30, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased by $11 million, or 3%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $9 million, or 3%, primarily due to merit and unfavorable foreign exchange movements, offset by cost efficiencies. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased marginally by $2 million, or 4%.
Non-core corporate costs of $60 million and $12 million for the nine months ended September 30, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of  $48 million is primarily due to $49 million of unfavorable movements in the fair value of unrealized foreign currency derivative contracts and a $10 million increase in corporate and restructuring costs, offset by $13 million lower equity-based compensation and related taxes.
Depreciation and Amortization
Depreciation and amortization is comprised of:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$117,901	$126,183	$(8,282)	(7)
Amortization of acquired intangible assets	30,497	30,688	(191)	(1)
Total depreciation and amortization	$148,398	$156,871	$(8,473)	(5)

Total depreciation and amortization decreased by $8 million, or 5%, due to a lower level of depreciable property and equipment. Amortization of acquired intangible assets remained stable.
Interest Expense, Net
Interest expense, net, decreased by $26 million, or 28%, primarily due to (i) a $13 million favorable impact of fair value changes on our interest rate swap derivative contracts, (ii) a $4 million reduction due to our lower debt balance, (iii) a $4 million decrease in amortization of debt finance costs and debt discount and (iv) the positive impact resulting from a $3 million cost incurred in 2017 relating to amendments to our 2014 Credit Agreement.

Loss on Early Extinguishment of Debt
In March 2018, we issued senior secured notes and entered into a new senior secured credit agreement (the “2018 Credit Agreement”). The proceeds from the issuance of the senior secured notes and term loan borrowings under the 2018 Credit Agreement, along with cash on our balance sheet, were used to fully repay our borrowings under the 2014 Credit Agreement. This transaction was accounted for as the issuance of new debt and an extinguishment of existing debt resulting in a loss on early extinguishment of $28 million.
During the third quarter of 2017, we amended the 2014 Credit Agreement twice under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our prior term loans by 50 basis points. In connection with these amendments, certain lenders were replaced by new lenders for the revolving credit facility and certain term loan lenders were repaid partially or in full. Further, during this period, we voluntarily prepaid an additional $50 million principal amount of the term loans then outstanding under the 2014 Credit Agreement. These transactions resulted in a recognition of  $5 million of loss on early extinguishment of debt.
Gain on Sale of a Subsidiary
In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of  $18 million and recorded a gain on the sale of such subsidiary of  $1 million.
Provision for Income Taxes
Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of  (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim periods, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.
As of December 31, 2017, our deferred tax assets in respect of U.S. and non–U.S. NOL carry forwards and U.S. tax credits was $197 million. We believe it is more likely than not that the benefit from such deferred tax assets will not be realized. Consequently, we have recorded valuation allowances of $187 million against such deferred tax assets as of December 31, 2017.
We regularly assess our ability to realize deferred tax assets. As of September 30, 2018, our estimate of our annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with both the U.S. and U.K. NOL carry forwards (see below). However, we maintain a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that we will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.
As a result of our debt restructuring in March 2018 (see Note 11—Long-Term Debt to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q), we expect that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, we realized a benefit of  $10 million following the release of the valuation allowance on the deferred tax assets associated with our U.K. NOL carry forwards (see Note 4—Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources
Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of September 30, 2018, our cash and cash equivalents and revolving credit facility availability were as follows:
(in $ thousands)	September 30, 2018
Cash and cash equivalents	$200,333
Revolving credit facility availability	145,400
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
The table below sets out our working capital as of September 30, 2018 and December 31, 2017, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:
	Asset (Liability)
(in $ thousands)	September 30, 2018	December 31, 2017	Change
Accounts receivable, net	$248,635	$206,524	$42,111
Accrued commissions and incentives	(328,361)	(282,954)	(45,407)
Deferred revenue and prepaid incentives, net	(46,610)	(31,419)	(15,191)
Cash and cash equivalents	200,333	122,039	78,294
Accounts payable and employee related	(155,384)	(145,140)	(10,244)
Accrued interest	(9,442)	(12,010)	2,568
Current portion of long-term debt	(58,377)	(64,291)	5,914
Taxes	3,647	(2,823)	6,470
Other assets, net	15,408	1,724	13,684
Working Capital	$(130,151)	$(208,350)	$78,199
Consolidated Condensed Balance Sheets:
Total current assets	$574,580	$438,287	$136,293
Total current liabilities	(704,731)	(646,637)	(58,094)
Working Capital	$(130,151)	$(208,350)	$78,199

As of September 30, 2018, we had a working capital net liability of  $130 million compared to $208 million as of December 31, 2017. The improvement in working capital of  $78 million is primarily due to a $78 million increase in cash and cash equivalents ($82 million increase including restricted cash as discussed in “Cash Flows” below), a $42 million increase in accounts receivable, net, a $14 million increase in other assets, net, a $6 million decrease in each of the current portion of long-term debt and taxes, offset by a $45 million increase in accrued commissions and incentives, a $15 million increase in deferred revenue and prepaid incentives, net, and a $10 million increase in accounts payable and employee related.

The table below sets out information on our accounts receivable:
	September 30, 2018	December 31, 2017	Change
Accounts receivable, net (in $ thousands)	$248,635	$206,524	$42,111
Accounts receivable, net – Days Sales Outstanding (“DSO”)	37	37	—
Substantially all of our Air revenue within our Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), Airline Clearing House (“ACH”) and other similar clearing houses. Both, IATA and ACH, require participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the nine months ended September 30, 2018, Air revenue accounted for approximately 67% of our net revenue; however, only 47% of our outstanding receivables related to customers using the IATA or the ACH as of September 30, 2018. The IATA and the ACH receivables are collected on average in 30 days. Beyond Air revenue is generally not collected through the IATA or the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 37 DSO as of both September 30, 2018, and December 31, 2017. The growth in Air revenue in September 2018 compared to December 2017 contributed to the increase in our accounts receivables, net, balance.
Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $42 million from December 31, 2017 to September 30, 2018, and our accrued commissions and incentives increased by $45 million from December 31, 2017 to September 30, 2018, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.
Cash Flows
The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$
Cash provided by (used in):
Operating activities	$285,435	$274,342	$11,093
Investing activities	(109,236)	(82,625)	(26,611)
Financing activities	(93,306)	(128,052)	34,746
Effect of exchange rate changes	(1,126)	1,043	(2,169)
Net increase in cash, cash equivalents and restricted cash	$81,767	$64,708	$17,059

As of September 30, 2018, we had $204 million of cash, cash equivalents and restricted cash, an increase of  $82 million compared to December 31, 2017. The following discussion summarizes the changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Operating activities. For the nine months ended September 30, 2018, cash provided by operating activities was $285 million compared to $274 million for the nine months ended September 30, 2017. The increase of  $11 million is primarily a result of the positive impact of changes in working capital and lower interest payments, offset by higher customer loyalty and income tax payments.
Investing activities.   During the nine months ended September 30, 2018, cash used in investing activities of  $109 million was for the purchase of property and equipment. During the nine months ended September 30, 2017, cash used in investing activities of  $83 million was due to $79 million of cash used in the purchase of property and equipment and a $3 million net cash outflow related to the sale of IGTS.

Our investing activities for the nine months ended September 30, 2018 and 2017 include:
	Nine Months Ended September 30,		Change
(in $ thousands)	2018	2017	$
Cash additions to software developed for internal use	$96,934	$62,459	$34,475
Cash additions to computer equipment and other	12,302	16,733	(4,431)
Property and equipment additions	$109,236	$79,192	$30,044

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of capital lease and other indebtedness obligations. We repaid capital lease and other indebtedness obligations of $31 million for both the nine months ended September 30, 2018 and 2017, which are primarily related to assets within our data center. Our total Capital Expenditures were $140 million and $109 million for the nine months ended September 30, 2018 and 2017, respectively.
Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center and hybrid cloud capabilities, increasing connectivity for customers, including enabling airline New Distribution Capabilities content and enhancing our search technology and capabilities, developing mobile customer engagement solutions, the development of content for hotels and car rental providers, further development of Smartpoint, our innovative booking solution delivering multisource content and pricing and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.
Financing activities.   Cash used in financing activities for the nine months ended September 30, 2018 was $93 million, which primarily consisted of  (i) $1,400 million of gross proceeds from term loans borrowed under the 2018 Credit Agreement, (ii) $745 million of gross proceeds from the issuance of senior secured notes, (iii) $8 million of proceeds from the issuance of common shares on the exercise of stock options and under our employee share purchase plan, offset by (iv) $2,154 million of repayments of term loans under the 2014 Credit Agreement, (v) $31 million of capital lease and other indebtedness repayments and $8 million of principal amount of term loans under the 2018 Credit Agreement, (vi) $28 million of dividend payments to our shareholders and (vii) $22 million of payments towards debt finance costs and lender fees. The cash used in financing activities for the nine months ended September 30, 2017 was $128 million, which primarily consisted of  (i) $68 million of term loans net repayments, (ii) $30 million of capital lease and other indebtedness repayments and (iii) $28 million in dividend payments to shareholders.
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:
	Nine Months Ended September 30,
(in $ thousands)	2018	2017
Net cash provided by operating activities	$285,435	$274,342
Less: capital expenditures on property and equipment additions	(109,236)	(79,192)
Free Cash Flow	$176,199	$195,150

Financing Arrangements
As of September 30, 2018, our financing arrangements include our senior secured credit facilities under the 2018 Credit Agreement, our senior secured notes and the obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of September 30, 2018 and December 31, 2017:
(in $ thousands)	Interest rate	Maturity	September 30, 2018	December 31, 2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement)(1)	L+2.50%	March 2025	$1,379,511	$—
Term loans – (2014 Credit Agreement)(2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior Secured Notes(3)	6.00%	March 2026	737,881	—
Capital leases and other indebtedness			147,156	105,574
Total debt			2,264,548	2,230,013
Less: cash, cash equivalents and restricted cash			(203,806)	(122,039)
Net Debt(4)			$2,060,742	$2,107,974

(1)
As of September 30, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement was $1,393 million, which is netted for unamortized debt discount of  $6 million and unamortized debt finance costs of  $7 million.

(2)
As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement was $2,154 million, which is netted for unamortized debt discount of  $17 million and unamortized debt finance costs of  $13 million.

(3)
As of September 30, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of  $7 million.

(4)
Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash, cash equivalents and restricted cash. Net Debt is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Senior Secured Credit Agreement
In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), our wholly-owned subsidiary, entered into the 2018 Credit Agreement under which, the lenders agreed to extend credit to the Borrower in the form of  (a) initial secured term loans in an aggregate principal amount of  $1,400 million maturing in March 2025, issued at a discount of 0.50%, which amortizes in quarterly installments, commencing August 31, 2018, equal to 0.25% of the original principal amount of the term loans (which payments can be reduced as a result of prepayments in accordance with the 2018 Credit Agreement), with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. We used the net proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the 2014 Credit Agreement and pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. We recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of  $28 million in our consolidated condensed statements of operations for the nine months ended September 30, 2018.
Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the 2018 Credit Agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. We expect to pay interest based on LIBOR.
Further, during the nine months ended September 30, 2018, we (i) repaid $8 million principal amount of term loans outstanding under our 2018 Credit Agreement, including a $4 million voluntary prepayment, (ii) repaid $6 million principal amount of term loans outstanding under the 2014 Credit Agreement, (iii) amortized $2 million of debt finance costs and $1 million of debt discount, (iv) repaid $28 million under our capital lease obligations and entered into new capital leases arrangements for information technology assets resulting in a $72 million increase in capital lease obligations and (v) repaid $3 million under our other indebtedness obligations.
We are not contractually required to repay quarterly installments of our term loans under the 2018 Credit Agreement until the first quarter of 2019. However, we have classified a portion of our term loans (along with the contractual quarterly installments) as current portion of long-term debt as we intend and are able to make additional voluntary prepayments of the term loans from cash flow from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.
As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of  $100 million. As of September 30, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $5 million was utilized for the issuance of letters of credit, with a balance of  $145 million remaining.
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
Debt Covenants and Guarantees
Travelport Finance (Luxembourg) S.a.r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under the 2018 Credit Agreement. All obligations under the 2018 Credit Agreement are unconditionally guaranteed by certain of our wholly owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the Obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.
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

As of September 30, 2018, our consolidated first lien net leverage ratio, as determined under the 2018 Credit Agreement, was 3.77 compared to the maximum allowable of 6.00. In addition, we were in compliance with the other covenants under the 2018 Credit Agreement and Indenture.
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
Our primary interest rate exposure as of September 30, 2018 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on the $1,393 million principal amount of term loans under the 2018 Credit Agreement is currently charged at LIBOR plus 2.50%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of September 30, 2018, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:
Notional Amount ($ in thousands)	Period	Rate Average Interest
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
200,000	February 2021 to February 2022	2.9913%

During the nine months ended September 30, 2018, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains (losses) on these interest rate derivative financial instruments were $18 million and $(3) million for the nine months ended September 30, 2018 and 2017, respectively.
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
During 2018, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of September 30, 2018, we had $439 million net notional amount of foreign currency forward contracts.
During the nine months ended September 30, 2018 and 2017, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(19) million and $15 million for the nine months ended September 30, 2018 and 2017, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.
As of September 30, 2018, our derivative contracts that hedge our interest rate and foreign currency exposure had a net asset position of $6 million and cover transactions for a period that does not exceed four years.
Contractual Obligations
Following our debt restructuring in March 2018, our contractual obligations related to the term loans have changed since December 31, 2017, and our contractual obligations also include obligations related to the senior secured notes we issued in March 2018. The following table summarizes our future contractual obligations related to our long-term debt as of September 30, 2018:
	Year Ending September 30,
(in $ thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Term loans	$14,000	$14,000	$14,000	$14,000	$14,000	$1,322,500	$1,392,500
Senior secured notes	—	—	—	—	—	745,000	745,000
Capital leases and other indebtedness	44,378	42,198	36,038	23,321	—	1,221	147,156
Interest payments(1)	111,037	115,336	114,460	112,000	109,907	213,277	776,017
Total	$169,415	$171,534	$164,498	$149,321	$123,907	$2,281,998	$3,060,673

(1)
Interest payments include interest on the term loans under the 2018 Credit Agreement, the senior secured notes and our capital leases and other indebtedness. Interest on the term loans is based on the interest rate as of September 30, 2018 of LIBOR plus 2.50%, and interest on the senior secured notes is based on its stated rate of 6.00%. Interest payments also include an estimate of cash flows for interest rate swap contracts.

Other than as set forth above, as of September 30, 2018, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.
Other Off-Balance Sheet Arrangements
We had no other off-balance sheet arrangements during the nine months ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of September 30, 2018. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.
Interest Rate Risk
We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. As of September 30, 2018, we have determined, through such analysis, that a 100 basis point increase or decrease in interest rates, based on the outstanding floating rate debt balance, would increase or decrease our annualized interest charge by $14 million, excluding the effect of fair value changes on our interest rate swaps.
In order to protect against potential higher interest costs resulting from increases in LIBOR, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of September 30, 2018, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to our interest expense of  $23 million due to changes in the fair value of these swaps.
Foreign Currency Risk
We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of September 30, 2018. We have determined, through the sensitivity analysis, that the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or credit, respectively, of  $42 million on our consolidated condensed statements of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b)
Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
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
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2018 were approximately $19,000 and $4,000 respectively.
ITEM 6. EXHIBITS.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRAVELPORT WORLDWIDE LIMITED
Date: November 1, 2018	By: /s/ Bernard Bot Bernard Bot Executive Vice President and Chief Financial Officer
Date: November 1, 2018	By: /s/ Antonios Basoukeas Antonios Basoukeas Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description
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