Form 10-K
period 2018-12-31
Travelport Worldwide LTD
filed 2019-02-22
CIK 1424755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001‑36640

Travelport Worldwide Limited

(Exact name of registrant as specified in its charter)

Bermuda	98‑0505105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Axis One, Axis Park

Langley, Berkshire, SL3 8AG, United Kingdom

(Address of principal executive offices, including zip code)

+44‑1753‑288‑000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the Registrant’s common shares held by non-affiliates was $2,319,394,447 based on the closing pricing of its common shares on the New York Stock Exchange. Solely for the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be “affiliates” of the Registrant. As of February 21, 2019, there were 126,512,322 shares of the Registrant’s common shares, par value $0.0025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10‑K to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.

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

•	the impact that the proposed Merger (as defined later) transaction may have on our operations
•	maintenance and protection of our information technology (“IT”) and intellectual property.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in this Annual report on Form 10‑K, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I

ITEM 1. BUSINESS

Overview

Travelport is the technology company that makes the experience of buying and managing travel continually better. We operate a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in a proprietary business-to-business (B2B) travel platform. Our travel buyers include travel agencies, including online travel agencies (“OTAs”), travel management companies (“TMCs”) and corporations. We have a focused strategy to enrich and broaden our content capabilities. We have a leadership position in airline merchandising with over 270 airlines fully implemented with high value-add merchandising capabilities out of a total airline roster of approximately 480 airlines.  We lead in low cost carrier (“LCC”) content with over 120 LCCs connected to our Travel Commerce Platform. Additionally, we believe we are one of the largest third-party distributors of hotel room nights globally and complement this with a strong focus on car rental, rail, tour operators and cruise-lines. We are firmly focused on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. In addition, we leveraged our domain expertise in the travel industry to design a unique and pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Our leading B2B travel payment solutions business experienced 63% annual net revenue growth in 2018. We also provide critical IT services to airlines such as shopping, ticketing, departure control, business intelligence and other solutions enabling them to focus on their core business competencies and reduce costs.

We operate at significant scale with approximately $89 billion of travel spending processed in 2018. With the rise of mobile and meta-search intermediaries, over 4 trillion messages passed over our networks in 2018, with an average of approximately 11 billion air shopping requests per month. Our data centers use approximately 19,000 physical and virtual servers, with a current total storage capacity of approximately 16 petabytes.

We have a broad geographic footprint in the travel distribution industry. In 2018, we generated $2,454 million in Travel Commerce Platform revenue, of which 76% is international (with 23% from Asia Pacific, 35% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa) and 24% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition not only to travel providers, travel agencies and corporations, but also to end travelers. We are well positioned to capture higher value business from travel providers operating in non-domestic, or ‘away’ markets, in addition to serving their domestic, or ‘home’ markets, which results in higher per transaction revenue for both us and the travel providers we serve. We operate in approximately 180 countries and territories through our extensive global network of approximately 50 sales and marketing offices (“SMOs”) and a diverse workforce of over 3,700 full-time employees as of December 31, 2018.

As customer needs and technologies evolve, we continue to invest in our Travel Commerce Platform, developing new solutions to better serve the industry. We have led innovation in electronic distribution and merchandising of airline core and ancillary products and extensively diversified our offerings to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry through our Travel Commerce Platform. Comprised of Air and Beyond Air, which includes our hotel and car, advertising, digital and payment offerings, our Travel Commerce Platform provides distribution and merchandising solutions for airline, hotel, car rental, rail, cruise-line and tour operators, B2B travel payment solutions, digital services, advertising and an array of additional platform services. We have acquired expertise in and are deploying machine learning, artificial intelligence and other leading-edge technology to support our customers. Our advanced search technology aggregates global travel content, filters it through sophisticated search algorithms and presents results via application programming interfaces (“APIs”) in an online travel world and via efficient workflow for travel agencies in the offline mobile travel world, enabling travel agencies to create and modify multi-content, modular and complex itineraries, issue travel documents, process millions of booking transactions and invoices and transfer secure, cost-effective and automated payments, all on a graphically rich, single user interface. We have invested in our infrastructure and conveyance mechanisms, including APIs and our point of sale (“POS”) interface, to make them easier to code to, lighter to use in terms of system processing for our customers and able to handle personalization. The significant growth of OTAs and the online channel, through meta-searches, the proliferation of mobile devices and consumerization has driven continued growth in the volume of searches and shopping transactions processed by our platform. Since 2015, we have seen over five times average increase in shopping requests coming onto our platform. We have effectively seen shopping requests double every 18 months, and we expect this trend to continue for the foreseeable future. Our focused strategy in search technology ensures we are positioned to manage the continued growth in the industry within our existing operating cost structure.

Our focus on enhancing our platform’s performance, including speed of search, is not just about price and speed, but also relevance and bookability of search results, including branded fares and ancillaries. By leveraging cloud, machine learning, mobile-enabled APIs and data and analytics, we can ensure insights are available and translated into personalized and smarter responses for the customer. For Air, we have transformed beyond the traditional global distribution system (“GDS”) concept, which had very limited ancillary sales capabilities, into an open platform with extensible markup language (“XML”) connectivity and a graphically rich, single user interface to enable marketing and sales of not only full air content, but also full ancillary content. We are a leader in the field of airline distribution being the first GDS supplier to acquire the International Air Transport Association’s (“IATA”) highest certification for its new distribution capability technology (“IATA NDC”) and the first GDS to process a live IATA NDC ticket. For Beyond Air, in addition to chain hotel content, we have added independent hotel inventory, previously rarely booked through the intermediary channel, to a global network of travel agencies through our meta-search technology, which combines search results from multiple sources and have given hotels the ability to display their full range of rates and packages in a one-stop booking portal. By investing in robotics and artificial intelligence, we help our customers engage in more “no touch” booking processes to address the changing needs of the traveler and drive business efficiencies’ automation. Our digital strategy and value propositions focus on improving the end-to-end customer experience through the provision of innovative digital travel solutions to all of our customers, including through our mobile travel solutions for airlines, hotels, TMCs and travel agencies with Travelport Fusion and Travelport Trip Assist. Our Travel Commerce Platform creates synergies and network efficiencies that facilitate revenue growth across the travel value chain. The chart below demonstrates the ways in which our Travel Commerce Platform identifies, addresses and redefines key elements of the travel value chain that are fully or partially unaddressed by traditional GDS providers:

Our Travel Commerce Platform Addresses the Evolving Needs of Our Industry

Our next generation Travel Commerce Platform focuses on the trends, inefficiencies and unmet needs of all components of the travel value, including innovative mobile engagement solutions and digital offerings.

We provide air distribution services to approximately 480 airlines globally, including over 120 LCCs. We distribute ancillaries for over 80 airlines. In addition, we secure content from numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 40 cruise-line and tour operators and over 20 rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, which in turn serve millions of end consumers globally. In 2018, we handled over 335 million segments sold by travel agencies including segments representing approximately 67 million hotel room nights and over 107 million car rental days. Our Travel Commerce Platform provides real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. Our access to business travelers, merchandising capabilities and ability to process complex itineraries attracted and allowed for the full integration of several fast-growing LCCs, such as easyJet, IndiGo and Ryanair, into our Travel Commerce Platform.

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

In addition to hospitality, B2B travel payment solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to approximately 3,500 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

We further provide critical IT services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. We also host reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”) and run the system infrastructure for the Delta platform in our Atlanta data center under a long-term agreement. We refer to these solutions and services as “Technology Services.” In addition, until April 2017, we owned 51% of IGT Solutions Private Ltd. (“IGTS”), a technology development services provider based in Gurgaon, India that was used for both internal and external software development. We divested our 51% interest in IGTS in April 2017.

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

Through eNett International (Jersey) Limited (“eNett”), our majority-owned subsidiary and an early adopter in automated payments, we redefined how travel agencies pay travel providers. We refer to this business as our Payment Solutions segment. When a consumer purchases an itinerary through a travel agency, the consumer pays using a variety of mechanisms, including cash, direct debit and credit card. Generally, the consumer makes one payment for the entire itinerary of flights, hotels and ground services, such as transfers. The travel agency then remits the individual payments to each travel provider. eNett’s core offering is a payment solution that automatically generates unique Mastercard numbers used to process payments globally. Before eNett, travel payments were primarily settled in cash and exposed payers to risks of fraud, delays and costly reconciliations. The Virtual Account Number (“VAN”) solution is integrated into all of our POS systems and exclusively utilizes the Mastercard network pursuant to a long-term agreement. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry.

Our ability to offer broad, high-quality and multi-product content on a single user interface encourages those booking travel to purchase additional products and services beyond the original Air or Beyond Air offerings. For example, for every 100 air tickets sold in 2018, 45 hospitality segments were sold. The merchandising of additional products and services increases our revenue per transaction, and, consequently, we measure performance primarily on the basis of increases in both Reported Segments and RevPas (including Air and Beyond Air segments). Our recurring, transaction-based revenue model combined with high-quality content availability (which encourages incremental services booked with each transaction), our investment in our distribution and B2B travel payment solutions technology and digital services, and our multi-year contracts with travel providers and travel agents enabled us to grow our RevPas in each of the last 24 quarters on a year-over-year basis. We increased our RevPas from $5.19 in the first quarter of 2012 to $7.61 in the fourth quarter of 2018.

Our operations are organized into two operating segments: (i) Travel Solutions and (ii) Payment Solutions. Travel Solutions comprise our Air, Beyond Air (excluding our B2B travel payment solutions) and Technology Services. Payment Solutions comprise our B2B travel payment solutions through eNett. In prior periods, we have reported our Payment Solutions business together with Travel Solutions as one reportable segment, as Payment Solutions was not considered to be material to be disclosed separately as a reportable segment. We also monitor our revenue and related metrics based on performance, including geographical performance, of our Travel Commerce Platform, which includes our Air and Beyond Air (inclusive of Payment Solutions) and Technology Services.

Company History

On September 30, 2014, we completed our initial public offering, and our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “TVPT.”

We were incorporated in 2006 in Bermuda. Our principal executive offices are located at Axis One, Axis Park, Langley, Berkshire SL3 8AG, United Kingdom and our telephone number is +44‑1753‑288‑000.

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

Recent Developments

On December 9, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Toro Private Holdings III, Ltd. (“Parent”), and following the execution of the joinder agreement, dated December 11, 2018, Toro Private Holdings IV, Ltd. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Travelport, with Travelport continuing as the surviving company and a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are each affiliated with Siris Partners IV (Cayman) Main, L.P. and Siris Partners IV (Cayman) Parallel, L.P. (collectively, “Siris Cayman Fund IV”). Parent, Merger Sub and Siris Cayman Fund IV are each affiliated with Siris Capital Group, LLC (“Siris”). Siris is a private equity firm headquartered in New York, New York. Elliott Associates, L.P. and Elliott International, L.P. (collectively, the “Elliott Funds”) have agreed to invest alongside Siris Cayman Fund IV in the transactions contemplated by the Merger Agreement and are each affiliated with Evergreen Coast Capital Corp. (“Evergreen”). Evergreen is an affiliate of Elliott Management Corporation (“Elliott”) that is specifically focused on private equity investments.

If the Merger is completed, our shareholders will be entitled to receive $15.75 in cash (the “Per Share Price”), less any applicable withholding taxes, for each common share of Travelport owned by them.  Further, our common shares will no longer be publicly traded and will be delisted from the NYSE. In addition, our common shares will be deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer file periodic reports with the United States Securities and Exchange Commission.

The completion of the Merger is subject to the approval of Travelport’s shareholders, regulatory approvals and customary closing conditions. The Merger, if completed, will be accounted for as an acquisition of Travelport by Parent under the acquisition method of accounting in accordance with U.S. GAAP. Parent will be treated as the acquirer for accounting purposes.

Our Competitive Strengths

We believe that several aspects of our strategy fundamentally differentiate us from our competitors, including our focus on redefining travel distribution and commerce instead of investing in more capital and labor intensive airline and hospitality related IT solutions, our fast growing Beyond Air portfolio, including our automated B2B travel payment solutions and digital services with large addressable markets, and our emphasis on a value-based partnership approach with travel providers that allows us to increase revenue and profitability per Reported Segment. The following attributes describe in further detail how we differentiate ourselves from our competitors.

Large and Structurally Growing Travel Market with Significant Exposure to Fast Growing Regions

The travel and tourism industry has shown continued strength as one of the world’s largest industries, contributing $8.3 trillion, or 10.4%, of the global GDP in 2017, according to The World Travel & Tourism Council (the “WTTC”). The industry is comprised of travel suppliers and buyers around the world, including airlines, hotels, car rental companies, rail carriers, cruise-lines, tour operators, online and offline travel agencies, travel management companies and corporate travel departments.

The travel and tourism industry is forecast to grow by 3.8% per annum over the next 10 years to reach $12.5 trillion contributing 11.7% of the global GDP by 2028, according to the WTTC. Global air passengers carried, one of the key underlying indicators for the wider travel and tourism industry, has been consistently growing from 1.7 billion passengers in 2000 to 4.0 billion in 2017 with a compound annual growth rate of 5.2%, according to the World Bank, demonstrating very low volatility and high resilience to unpredictable shocks from terrorist attacks, political instability, health pandemics and natural disasters. IATA has forecasted air passenger demand to almost double over the next 20 years. Expected growth in air passenger demand is largely driven by increasing demand in the Asia Pacific, Latin America, Middle East and Africa regions, with total traffic expected to grow at compounded annual growth rates of 5.5%, 4.2%, 5.9% and 4.9%, respectively, from 2017 to 2037, according to Airbus.

Structural trends are largely driving, and are expected to continue to drive, growth in the travel and tourism industry. Emerging markets have contributed to a significant amount of the population growth around the globe and are forecasted to grow at a rate higher than developed nations through 2050, according to the Population Reference Bureau. Simultaneously, the middle class has expanded and increased consumption in emerging regions, with the gross national income per capita having grown at compound annual growth rates of between 4 – 9% from 2000 to 2017, according to the World Bank. These trends, combined with airlines increasing their capacity in away markets and growing business travel driven by globalization, support continued air market growth.

Coupled with these structural tailwinds, increased demand for digitalization and technological differentiation is driving change in the travel and tourism industry. Travel buyers demand faster, more relevant and more personalized travel content to help reach their target customers and drive higher revenue per seat, per room and per rental. Our use of technologies, such as APIs, cloud computing, data and analytics, machine learning and robotics allows us to ensure insights are available and translated into relevant, personalized and smarter responses, enabling travel buyers to realize efficiency gains and the ability to differentiate. Additionally, in the past, the travel industry has not met the need for a secure and efficient payment solutions using traditional means of payments as a primary means to settle transactions, but there has been increasing demand and usage of digital solutions to eliminate the associated risks.

We are well positioned to benefit from these favorable trends and the significant growth potential of the travel and tourism industry. Being a well-diversified global player, we have significant exposure to the fastest growing regions, including Asia Pacific, Middle East and Africa and Latin America and Canada, which, in 2018, contributed 23%, 13% and 5%, respectively, of our Travel Commerce Platform revenue. We have strategically invested over $1.3 billion in technology over the past 5 years to address the increasing importance of these market trends. These investments have enabled us to diversify further away from traditional GDS services to a leading global travel commerce platform, providing our customers with B2B travel payment solutions and other digital and technology services, in addition to the traditional GDS offering.

Leading and Differentiated Travel Commerce Platform Addressing the Evolving Needs of the Travel Industry

Travel providers need innovative platforms to distribute and merchandise their increasingly complex core products and broadening offerings of ancillary products and services. We offer them a portfolio of industry-leading, value-add tools to increase revenue, lower costs and efficiently reach travel buyers globally in every channel. Our global reach allows travel providers to display and sell products in approximately 180 countries and territories and across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide. Our Travel Commerce Platform enables travel providers to (i) extend their distribution by broadening their geographic reach to away markets and connects them with higher value business travelers, (ii) access higher yielding ticket prices from long-

haul segments, room rates, complex itineraries and business travelers and (iii) encourage travelers to purchase ancillary services and/or upgrade or upsell travelers through our highly-differentiated merchandising capabilities.

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

Our leading access to global travel provider content helps attract more travel agencies, both online and offline, as well as corporations and self-serve travelers, onto our platform, which in turn drives greater value for the travel providers, increasing their addressable customer base. Our leading POS solutions, such as Travelport Smartpoint, along with Travelport Branded Fares and Ancillaries, provide travel agencies with greater choice and detailed information on key differences between the products and services offered by travel providers, allowing them to provide more valuable insights to their customers, higher levels of customer service and improved sales productivity. Travelport Smartpoint is Travelport’s innovative POS solution that allows travel consultants to more effectively advise their customers about the entire range of products, optional services and offers available from the travel providers Travelport distributes, with fully interactive, graphical screen displays and real-time booking. Travelport Smartpoint provides upselling and cross-selling opportunities through the integration of Travelport’s Rich Content and Branding merchandising solution for airlines. In addition, Travelport Smartpoint mirrors for travel agents the experience of consumers booking hotels and car rentals online by allowing them to access enhanced features, including pictures, comparisons and maps, all within the same workflow. This allows travelers to be better informed of the products available to them, the options that might exist, the cost of enhanced products and the ancillary products available to buy, which allows them to tailor their journey to their specific requirements. Utilization of our leading Travelport Smartpoint POS simplifies highly complex, high volume operations, freeing up more time for travel agencies to focus on the selling process.

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

In general, our business is characterized by multi-year travel provider and travel agency contracts. Our base distribution agreements with travel providers are open-ended or rollover unless specifically terminated. In 2018, we had 50 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 73 and 81 planned airline contract renewals in 2019 and 2020, respectively, including contracts that roll on an annual basis. We also enter into contracts with travel buyers, such as travel agencies and corporate travel departments. A meaningful portion of our travel buyer agreements, representing approximately 15% of our booking fee revenue on average, are up for renewal in any given year. The length of our contracts, as well as the transaction-based and recurring nature of our revenue, provides high revenue visibility going forward.

We generate strong cash flows on a consistent basis, with net cash provided by operating activities of $364 million and $318 million for the years ended December 31, 2018 and 2017, respectively. Drivers of our cash flows benefit from relatively modest capital expenditure requirements and an attractive working capital position. Furthermore, the diversity of our business provides us with multiple independent revenue streams from various markets and channels that lessen the impact of potential strategic and geographic shifts within the industry. These characteristics, combined with the contractual nature of our revenue and costs, our leading industry position and our long-standing customer relationships provide for a strong and predictable stream of cash flows.

Fast Growing Portfolio of Beyond Air Initiatives

Our Travel Commerce Platform provides us with a foundation to offer a fast-growing portfolio of additional products and services, which in turn results in additional revenue. Our Beyond Air portfolio includes distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators, Payment Solutions, digital services, advertising and other platform services.

Historically, independent hotels were largely unaddressed by the GDS industry. However, we integrate on one platform by combining the content from chain hotels captured by the traditional GDSs with independent hotel content our system accesses through our meta-search technology. Through our platform, we capture highly fragmented content in one interface (including approximately 650,000 hotel properties) by combining content from large global OTAs with that from aggregators specializing in a particular geographic area. This streamlined and efficient interface also enables travel agencies to more easily upsell hotel content in a single, consistent and efficient workflow and user experience.

Our ongoing strategy is to strengthen our hotel offering to both corporations and TMCs and make booking independent hotels easier for business travelers, including unmanaged travelers who do not use travel agencies. Many hotel bookings, especially for independent hotel properties, are still being booked direct by business travelers themselves. Through our platform, we provide both corporations and Travelport-connected travel agencies with a best-in-class booking tool with extensive independent hotel content, complementing the extensive hotel chain content that has been in our system for many years. In turn, this also enables corporations to more easily track their employees while on business travel as part of their duty of care responsibilities. We have invested in our technology and enhanced it with a user-friendly extranet that is uniquely positioned to capture independent hotels and privately negotiated corporate hotel rates that are provided to corporations.

We are an early adopter of automated B2B payments and are redefining payments from travel agencies to travel providers through our Payment Solutions business. We pioneered a new class of payments for the unmet needs of the travel industry that is focused on replacing cash and other payment methods with secure virtual pre-funded payment cards. eNett’s innovative, cost-efficient and secure travel payment solutions offer a strong value proposition to travel agencies and travel providers, including providing them with full flexibility, lower administrative cost due to significantly reduced time spent on reconciliation, rewards to travel agencies with incentive payments based on payment volumes and a lower spread for foreign currency payments. eNett exclusively utilizes Mastercard under a long-term arrangement, giving unparalleled access to the payment systems of virtually all the world’s travel providers who accept Mastercard as a form of payment. We believe the model is highly scalable as we expand beyond the core hospitality sector into air travel, including LCCs, as well as other sectors of the travel industry. We estimate that there is over $2.5 trillion of direct spending on travel annually, approximately $990 billion of which is booked through the indirect channel, and payment is made from travel agencies to travel providers.

Travelport Digital provides a mobile travel platform and digital product set that allows travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging. In response to increased demand for advanced mobile services at all stages of travel, Travelport has developed Travelport Fusion, a robust and rich mobile app solution for airlines of all sizes that can work across all host systems. Through Travelport Fusion, airlines can provide end-to-end trip engagement via mobile, allowing them to grow their revenues, streamline their operations and extend their digital engagement. For airlines that need highly customized mobile solutions adapted to their specific digital roadmap, Travelport Digital will continue to offer its unique and proven blend of market leading design, agile delivery and mobile customer engagement solutions. For travel agencies, we have developed Travelport Trip Assist, a mobile solution that brings the agency brand to the app store and a rich set of features directly into the end-traveler’s hands. This new mobile platform allows travel companies to better manage the travel experience through a powerful set of mobile tools available on iOS and Android, including a smart itinerary manager, a day-of-travel assistant, a push-notification engine, a real-time alert system and the ability to contact an agent from within the app.

In addition to hospitality, Payment Solutions and digital services, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions to approximately 3,500 advertisers, which includes, among others, travel providers who use our advertising solutions to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers and, as a result, more effectively merchandise their products and services to targeted customers. We give advertisers direct access to a captive professional audience across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, with a full-time focus on global travel bookings and cover all main domestic and international travel flows. In 2018, we generated approximately 9 billion advertising impressions. Our improved, graphically rich point-of-sale solutions provide increased capabilities and advertising space to display banner advertisements, add click through functionality and market ancillary products through our user interface.

Innovative, Flexible and Scalable Open Technology Platform Tailored to Meet Evolving Industry Needs

Through our industry-leading technology platform, we have been able to maintain our position at the forefront of innovation by meeting the global demands of our travel agents and travel providers for speed, flexibility and convergence. Our technology-enabled solutions offer rich content through multiple distribution channels, such as Travelport Smartpoint. To address unmet industry needs, we made significant strategic investments in innovative technology over the last five years, and we continue to invest in developing new technologies, platforms and ideas, all on an open and accessible platform that delivers expansive content, improved performance, empowered travel experience and intelligence. Our open connectivity approach allows for fully-flexible access to content and services across a range of delivery mechanisms, from the latest IATA NDC and XML protocols to more traditional industry sources such as ATPCO. Our open platform allows us to pull together content delivered from multiple sources into a cohesive display for the travel buyer, enabling search, comparison, reservation and payment across multiple providers. We deliver our content and functionality through state-of-the-art POS tools, mobile solutions for the traveler or via our own leading APIs, including Travelport Universal API, which enables the flexibility for travel agencies and intermediaries to design customized user interfaces. In 2018, a broad network of approximately 1,800 developers utilized our Travelport Universal API to create their own applications and increase the robustness of our systems. Our POS tools are device agnostic, allowing travel agents to access our platform via internet connection on a desktop or a variety of mobile devices, such as smartphones and tablets. Travel consultants connecting to the Travelport Universal API also can access the same rich product descriptions and graphics, branded fare and ancillary content available in Travelport Rich Content and Branding. In 2018, our systems processed over 11 billion travel related system messages per day with 99.991% core system uptime using approximately 19,000 physical and virtual servers and had total storage capacity of approximately 16 petabytes. In addition, we operate our own in-house primary data center supported by a secondary site.

In recognition of the advantages provided by our open platform, we were the first among our competitors to offer Delta Air Lines’ full range of seating products. In addition, starting in 2013, we offered Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as easyJet, IndiGo and Ryanair to join our fully integrated Travel Commerce Platform. In 2013, we launched our innovative Travelport Merchandising Suite to enhance user experience and focus on the sale of ancillary products and services, which are becoming increasingly important for airlines’ profitability. In the hospitality industry, we were the first GDS to our knowledge to offer a one-stop portal for hotel content distribution powered by “meta-search” technology.

Balanced Global Footprint with Diversified Customer Base and Longstanding Relationships

We have a broad geographic footprint in the travel distribution industry. In 2018, we generated $2,454 million in Travel Commerce Platform revenue, of which 76% is international (with 23% from Asia Pacific, 35% from Europe, 5% from Latin America and Canada and 13% from the Middle East and Africa), and 24% is from the United States. Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal IT efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. This strategically diversified geographic footprint allows us to focus on higher value transactions in the international travel segment. Our balanced network positions us well to benefit from global industry growth, while lessening the impact of potential geographic shifts within the industry. Our footprint also positions us as the challenger to the industry leader for air segments processed in each geographic region and provides us opportunities to grow our share.

We also have highly diversified, strong, long-standing relationships with both our travel providers and travel buyers. None of our travel buyers or travel providers accounted for more than 10% of our net revenue for the year ended December 31, 2018. Our top 15 travel providers (by 2018 net revenue) have been with us for more than ten years on average.

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

Our management team is supported by a skilled, diverse, motivated and global workforce, comprised of over 3,700 full-time employees as of December 31, 2018. By investing in training and skills development for our employees, we seek to develop leaders with broad knowledge of our business, the industry, technology and customer-specific needs. We also hire externally as needed to bring in new expertise. Our combination of deep industry and company experience combined with the fresh perspective and insight of new hires across our management team creates a solid foundation for driving our business to success, profitability and industry leadership.

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

Driving Beyond Air Innovation and Growth

Our fast-growing Beyond Air portfolio includes hospitality, Payment Solutions, digital services, advertising and other platform services. Given growth rates and the underpenetrated nature of these areas, we believe we can grow our Beyond Air portfolio at a multiple to overall travel industry growth by continuing to strategically invest in the development of state-of-the-art capabilities to achieve a leading industry position.

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

Payment Solutions: Our strategy for eNett is to continue growing the scale of the business through further investment in operational capabilities, new payments products, sales and marketing and targeted geographic expansion. We plan to further capitalize on our early adopter advantage to address the travel industry’s previously unmet needs for a secure and efficient payment solution. Our Travel Commerce Platform allows us to leverage our extensive network of travel agencies to grow the penetration rate for eNett payments.

Digital Services: We have a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. We develop robust and rich mobile app solutions for airlines of all sizes that can provide end-to-end trip engagement and a mobile solution for travel agencies that allows travel companies to better manage the end-user travel experience through a powerful set of mobile tools available on iOS and Android, including a smart itinerary manager, a day-of-travel assistant, a push-notification engine, a real-time alert system and the ability to contact an agent from within the app. We offer a corporate travel platform that empowers travel managers to drive change and achieve program efficiencies. It is more than an online booking tool and provides a range of app-powered workflows that consolidate the entire travel lifecycle.

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

Expand Platform Capabilities and Reach

We are well positioned in both the high-value, complex segment of air travel distribution, as well as the growing LCC segment, which is characterized by its larger number of business travelers, complex itineraries and international bookings. Our strategy to grow our platform focuses on providing state-of-the-art solutions to address the changing way airlines, hotel chains and car rental companies are positioning and selling their products and services. Our Travel Commerce Platform provides us the foundation to offer a wide-ranging and expanding portfolio of differentiated products and services.

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

Our Rich Content and Branding airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently. As of December 31, 2018, we have over 270 airlines utilizing our Rich Content and Branding solution with approximately 20 more contracted. We will continue to target additional airlines with this solution suite. In addition, increasing the sale of ancillaries through our platform not only results in additional transaction revenue, but also helps us attract new content from carriers. We intend to continuously invest in our retailing and ancillary merchandising capabilities and grow by partnering with both traditional carriers and LCCs.

Growth through Technologies that Enhance Performance: Artificial intelligence, machine learning and more sophisticated API-connected platforms are powering better speed, relevance and accuracy of search and automating services across all touchpoints of the traveler journey, allowing travel providers and buyers to connect with customers more efficiently. We continue to invest in these technologies to address the needs of travel buyers. Our continued investment in our search capabilities, data analytics, state-of-the-art mobile interfaces, robotics and automation will drive greater customer conversion and business efficiency.

LCC Participation Growth: As LCCs continue to evolve and look for further growth opportunities, they seek to expand their offering to higher yield customers, mainly business travelers. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as easyJet, IndiGo and Ryanair into our Travel Commerce Platform. We view the expansion of LCCs into the business travel segment as a significant growth opportunity for us, and we will continue building our offering to win their business.

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

Business Travel Growth: Our strategy to grow in the business travel space is focused on investing in products that distribute travel technology solutions directly to corporations, allowing them to easily access and book travel content that incorporates their travel management policies directly through our platform. The demographic make-up of corporate travelers is changing rapidly, with many now preferring to self-serve and use their mobile devices rather than booking travel through more traditional methods. We intend to be at the forefront of these changes as we deploy our content and digital technology assets to address them. Our investments to support the growth and changes we are seeing in the business travel sector include hotel distribution technology focused on corporates, which has made booking independent hotels and accessing privately negotiated corporate hotel rates more efficient for business travelers. We are focused on empowering corporate travelers through an improved mobile user experience. We will continue to develop our offering in the business travel space, as well as strengthening our partnerships with TMCs and we will look at new opportunities to invest in products that distribute travel technology solutions directly to corporations.

Expanded Mobile Engagement: Travelers increasingly expect brands and businesses to meet their expectations of “connectedness”. This means to be present, active, useful and available at every stage of the travel journey. Through Travelport Digital, which we believe to be the world’s leading provider of innovative mobile apps development and digital services in the travel industry, we design, build and power the mobile experience for many of the world’s leading travel brands, including BCD Travel, easyJet and Etihad. We will continue to invest in developing innovative mobile technologies that allow travel providers and travel agencies to engage with their customers through sophisticated, tailored mobile services, including apps, mobile web and intelligent mobile messaging.

Focus on Distribution Technology Leadership and Differentiated Products

Achieving growth in our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our strong commitment to product innovation and technological excellence to maintain our state-of-the-art product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, B2B travel payments solutions, digital services, hospitality merchandising and advertising. We plan to continue offering rich travel content and empowered selling experiences on an open platform with service-oriented architecture and industry leading APIs, and plan to continue to focus on developing a diverse application set to consistently increase the value of our Travel Commerce Platform to our customers. We are exploring new adjacencies that will allow us to improve our products and data offerings to our customers and develop insights into travel behaviors. We have chosen not to focus our resources on more capital and labor intensive airline and hospitality related hosting solutions. Instead, we focus on distribution products, payment related solutions and digital services. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher RevPas.

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

We provide air distribution services to approximately 480 airlines globally, including over 120 LCCs. We distribute ancillaries for over 80 airlines. We have relationships with approximately 310 hotel chains, representing approximately 145,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 15 hotel aggregators resulting in an aggregate of approximately 650,000 hotel properties bookable through our platform. In addition, we serve over 40,000 car rental locations, approximately 40 cruise-lines and tour operators and over 20 rail networks worldwide.

The table below lists alphabetically our largest airline providers in the regions presented for the year ended December 31, 2018, based on revenue:

Asia Pacific	Europe	Latin America and Canada	Middle East and Africa	United States
Air India	Aeroflot Airlines	Aeromexico	Emirates Airlines	Alaska Airlines
Cathay Pacific Airlines	Air France	Aerovias DAP	Ethiopian Airlines	American Airlines
Jet Airways	British Airways	Air Canada	Oman Aviationco	Delta Air Lines
Singapore Airlines	KLM Airlines	LATAM Airlines	Qatar Airways	Hawaiian Airlines
Thai Airways	Lufthansa	WestJet	Turkish Airlines	United Airlines

A majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. In 2018, we had 50 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 73 and 81 planned airline contract renewals in 2019 and 2020, respectively, including contracts which roll on an annual basis. Our top 15 travel providers as measured by net revenue for the year ended December 31, 2018, all of which are airlines, have been customers on average for more than ten years. For the year ended December 31, 2018, our top ten travel providers represented approximately 23% of net revenue, and no single provider accounted for more than 10% of net revenue.

We have entered into a number of specific-term agreements with airlines across the globe to secure all of the airlines’ public content. These content agreements allow our travel agencies to have access to the full range of our airline providers’ public content, including the ability to book the last available seat, as well as other functionalities. We have secured full-content or distribution parity agreements with approximately 160 airlines, including LCCs. Revenue attributable to these agreements comprised 82% of Air revenue in the year ended December 31, 2018. Certain full-content agreements expire, or may be terminated, during 2019.

We have over 120 airlines that we classify as LCCs participating in our Travel Commerce Platform around the world, including easyJet, IndiGo and Ryanair. Revenue from LCCs accounted for less than 5% of our total Air revenue in 2018.

Our top hotel providers for the year ended December 31, 2018 were Hilton, Intercontinental Hotels Group and Marriott Hotels.

Our top car rental company providers by brand for the year ended December 31, 2018 were Avis, Enterprise and Hertz. We provide electronic ticket distribution to over 20 international and national rail networks, including Amtrak (United States), Deutsche Bahn (Germany) and Eurostar Group (United Kingdom/France).

Travel Agencies

As of December 31, 2018, approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide use us for travel information, booking and ticketing capabilities, travel purchases, workflow automation and management tools for travel information and travel agency operations. Access to our Travel Commerce Platform enables travel agencies to electronically search travel related data such as schedules, availability, services and prices offered by travel providers and to book travel for end customers.

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

Our relationships with travel agencies typically are non-exclusive, meaning they subscribe to and have the ability to use more than one GDS but may require a substantial portion to be booked through our Travel Commerce Platform. We pay travel agencies a commission for segments booked on our Travel Commerce Platform and, in order to encourage greater use of our Travel Commerce Platform, we may pay an increased commission based on negotiated segment volume thresholds. Travel agencies or other customers in some cases pay a fee for access to our Travel Commerce Platform or to access specific services or travel content. Our travel agencies comprise online, offline, corporate and leisure travel agencies. For the year ended December 31, 2018, our top ten travel agencies represented approximately 19% of net revenue, and no single travel agency accounted for more than 10% of net revenue. Travel agency contracts representing approximately 23%, 10% and 67% of 2018 revenue are up for renewal in 2019, 2020 and beyond, respectively.

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
•

corporate booking tools, including Concur Technologies, GetThere, Deem, KDS, eTravel and Egencia (although most corporate booking tools interface with a GDS to access the content and functionality offered by the GDS); and

•

other participants, including Kayak, TripAdvisor, Skyscanner and Google, which have launched business-to-consumer travel search tools (although bookings are often fulfilled through a GDS) that connect travelers with direct distribution channels and OTAs.

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

GDS Transacted Air Segments: According to our view of the GDS air market, which is based on all air-related transactions processed on GDS platforms as reported by Marketing Information Data Tapes (“MIDT”), our share for the years ended December 31, 2018 and 2017 amounted to 21% and 22%, respectively.

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

Sales and Marketing

Our SMOs and national distribution companies who act as third-party operators (“Operators”) are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our Travel Commerce Platform, and account management teams, which service and expand existing business. Our SMOs are wholly-owned and represented approximately 65% of our Travel Commerce Platform revenue in 2018. We continue to utilize Operators in certain regions where our appointed distributor either provides specialized expertise in the technology or in the countries or local regions in which they operate for us. We also contract with new Operators in countries and regions where doing so would be more cost-effective than establishing an SMO. Our top ten Operators generated approximately 12% of our net revenue in 2018, and no Operator accounted for more than 10% of net revenue.

We have dedicated teams that cover sales, marketing, product and application development for travel partners and agency commerce. eNett and Travelport Digital work closely with the Travel Commerce Platform SMOs to realize cross-sale opportunities.

Technology

Achieving growth for our Travel Commerce Platform is predicated on our continued investment in developing advanced technologies and differentiated products to maintain our competitive position. We intend to continue our commitment to product innovation and technological excellence to maintain our product portfolio and preserve our early adopter advantage in several key growth areas, such as the sale of ancillaries, digital services, hospitality merchandising, advertising and Payment Solutions. We plan to continue offering rich travel content on an open platform with service-oriented architecture and an industry leading API, and are also focused on developing a diverse application set to consistently keep increasing the value of our Travel Commerce Platform to our customers. We are developing new insights into travel behaviors that will allow us to improve our products and data offerings to our customers. We have chosen not to focus our resources on more capital- and labor-intensive airline and hospitality related IT solutions. Instead, we focus on distribution products, digital services, technology services and B2B travel payment solutions. For example, we offer Travelport Aggregated Shopping through XML connectivity to airline content, which has enabled and encouraged leading LCCs such as easyJet, IndiGo and Ryanair to join our fully integrated Travel Commerce Platform, and have focused on providing superior chain hotel content to OTAs relative to our competitors by directly connecting via XML to key hotel chains. Our ability to offer differentiated, high value products and services allows us to shift the focus of our dialogue with travel providers from price to value, leading to higher revenue per transaction.

Our operations for both Travel Solutions and Payment Solutions are supported from two data centers in the Atlanta, Georgia metropolitan area: a primary facility south and a second site north of Atlanta. The primary data center environment offers customers one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms and is supported by the secondary site, which provides backup data storage and additional processing resources. Continued modernization of both technical environments is an integral part of our aim to support growth by efficiently delivering distribution systems to our customers. We believe that our data centers are state-of-the-art facilities that have completed comprehensive technology upgrades to current network, processing and storage platforms. The facilities feature technology platforms that we believe lead the industry in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard (“PCI-DSS”), an information security standard for organizations that handle branded credit cards from the major credit card schemes, offering a secure environment for operations and have operated at a 99.991% core systems uptime. In 2018, our systems processed over 4 trillion messages and over 11 billion travel related system messages per day. Our data centers use approximately 19,000 physical and virtual servers and have total storage capacity of approximately 16 petabytes.

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

We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, CA, Inc., SAS Group, Inc., Cisco Systems, Inc., EMC Corporation and Red Hat, Inc. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated software, maintenance and support are available through December 31, 2019 under an agreement with IBM, and we expect such services will continue to be available to us after December 31, 2019. Additionally, in 2018 we entered into a new agreement for upgrading the IBM Mainframes and our Transaction Processing Facility.  The associated maintenance and support contract for the hardware is available for four years through June 30, 2022.

Employees

As of December 31, 2018, we had over 3,700 full-time employees. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an E.U. Directive, we have a Travelport European Works Council in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

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

Industry Regulations

Our business is subject to GDS industry-specific regulations, including, but not limited to, relevant regulations in the E.U., India and China. Additionally, eNett operates in the highly regulated financial services industry.

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

In Europe, the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995), or the E.U. Data Protection Directive, was repealed and replaced with the General Data Protection Regulation (“GDPR”) on May 25, 2018. The GDPR is intended to unify and elaborate upon the requirements for handling the personal data of E.U. data subjects and requires companies doing business in E.U. member states to comply with its standards. Similar to the E.U. Data Protection Directive, the GDPR provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. requirements, including a set of standard form contractual clauses for the transfer of personal data outside of Europe. We completed a multi-functional GDPR program to review, achieve and document compliance with GDPR’s operational requirements by the regulations’ effectiveness in May 2018.

We rely upon model contracts as one legal mechanism for the transfer of personal data to our U.S. data centers. These contracts originally were published by the European Commission with an adequacy finding and have been executed between our European affiliates and our U.S. data processing companies.

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

The gross revenue and net profit attributable to these activities for the year ended December 31, 2018 were approximately $182,000 and $101,000, respectively, and $482,000 and $344,000 for the year ended December 31, 2017, respectively.

Company Information

Our principal executive office is located at Axis One, Axis Park, Langley, Berkshire SL3 8AG, United Kingdom, and our telephone number is +44-1753-288-000. We file electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q and Form 10-K, proxy materials, ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, registration statements and other forms or reports as required. Certain of our officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains our reports, proxy and information statements, and other information that we file electronically with the SEC. We maintain a website (www.travelport.com), and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our Board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If we decide to amend any of our Board committee charters, Codes of Conduct and Ethics or other corporate governance document, copies of such amendments will be made available to the public through our website. Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.travelport.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our shareholders and the public about our company, our services and products and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on these various channels. The information contained on our website or social media is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10‑K. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially adversely affected. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us in each of these categories of risk. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our Travel Commerce Platform. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to develop their own offerings tailored to our travel agencies, often using new distribution capabilities promoted by IATA, in an attempt to drive business to their direct channels. This tactic has been accompanied by surcharges that certain suppliers have imposed on GDS channel bookings. We have negotiated new agreements containing revised business models and price points with surcharging carriers while procuring the content available from these carriers, resulting in increased airline booking fees for surcharged bookings. Another manner is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our competitors from the content that they distribute directly themselves, whether through their website, direct connections with travel agencies or other mechanism to bypass us and our competitors. In these cases, airlines may provide some of their content to us and our competitors, while withholding other content, such as lower cost fares, for distribution via other channels unless we agree to significant discounts. Certain airlines have withdrawn, and other airlines have threatened to withdraw, content, in whole or in part, from us or our competitors as a means of obtaining lower booking fees or, alternatively, have charged, or threatened to charge, to access their lower cost fares or charge travel agencies or consumers for bookings generated in our Travel Commerce Platform. There also has been an increase in the number of airlines that seek to sell optional ancillary services, such as fees for checked baggage or premium seats, only through their direct distribution channels, which threaten to further fragment content and disadvantage us and our competitors by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel. Increased use by airlines of new distribution capabilities to direct travel agencies to their own websites or direct connections with travel agencies and/or the imposition of surcharges by airlines could reduce the content available on, and transactions booked in, our Travel Commerce Platform.

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

Moreover, as existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our content agreements with airlines representing approximately 20% of Travel Commerce Platform revenue for the year ended December 31, 2018 are up for renewal or are potentially terminable by such airlines in 2019. In addition, certain content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options will also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline providers, in which they have agreed to participate in our Travel Commerce Platform, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new content agreements or alternative distribution arrangements employing new technologies. There is a risk that travel providers may seek to disrupt the traditional distribution model and try to obtain significant price concessions.

In addition, we have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to us or to agree to a reduction in the financial incentives to be paid to them in order to be assured of having access to all the content provided to us by the participating airlines or to avoid an airline-imposed surcharge on bookings made through our Travel Commerce Platform. There is pressure on us to provide highly competitive terms for such “opt-in” models as many travel agencies have the ability to access content from a variety of sources, including our competitors. The “opt-in” model has been introduced in a number of situations in parallel with content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto, and the “opt-in” model becomes widely adopted, we could receive lower fees from the airlines. These lower fees are likely to be only partially offset by new fees paid by travel agencies and/or reduced incentives or loyalty payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to all the content available through us without making further payment, which could have an adverse effect on the number of segments booked through our Travel Commerce Platform. Larger online and multinational travel agencies have negotiated their own content and financial arrangements with some carriers. These agreements, to which we are not a party, have been structured such that the fees we are able to obtain from airlines are reduced.

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

We rely significantly on our relationships with airlines, hotels, car rental companies and other travel providers to enable us to offer our travel agencies comprehensive access to travel services and products. A majority of our agreements remain in effect each year, with exceptions usually linked to mergers or insolvencies. Adverse changes in any of our relationships with travel providers or the inability to enter into new relationships with travel providers could reduce the volume or variety of content that we are able to offer through our Travel Commerce Platform and could negatively impact our results of operations and the availability and competitiveness of travel products we offer. Our arrangements with travel providers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten providers by net revenue, combined, accounted for approximately 23% of our net revenue for the year ended December 31, 2018, and no single provider accounted for more than 10% of net revenue. In 2018, we had 50 planned airline contract renewals, and we successfully renewed substantially all such contracts. We currently have 73 and 81 planned airline contract renewals in 2019 and 2020, respectively, including contracts which roll on an annual basis.

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

We are in continuous dialogue with our major hotel providers about the nature and extent of their participation in our Travel Commerce Platform. If hotel occupancy rates improve to the point that our hotel providers no longer place the same value on our Travel Commerce Platform, such providers may reduce the amount of inventory they make available through our Travel Commerce Platform or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major hotel providers of their participation in our Travel Commerce Platform for a sustained period or a provider’s complete withdrawal could have a material adverse effect on our business, financial condition or results of operations. In addition, if we are not successful in maintaining the number of hotels participating in our system, the growth of our business may be restrained.

We are subject to a certain degree of revenue concentration among a portion of our travel agency base.

Our top ten travel agencies accounted for approximately 19% of our net revenue for the year ended December 31, 2018, and no single travel agency accounted for more than 10% of net revenue. Travel agency contracts representing approximately 23%, 10% and 67% of 2018 revenue are up for renewal in 2019, 2020 and beyond, respectively. Our arrangements with our travel agencies may not remain in effect on current or similar terms.

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

Our ability to retain travel provider and travel agent relationships can adversely impact our business.

We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 480 airlines globally, including over 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 40 cruise-line and tour operators and over 20 rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our net revenue for the year ended December 31, 2018.

In general, our business is characterized by multi-year travel provider and travel agency contracts, with a portion of our contracts up for renewal each year. Our ability to obtain inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers, and our ability to maintain existing relationships with travel agencies and enter into new relationships on acceptable financial and other terms impact our financial results. Our relationships with travel agencies typically are non-exclusive, meaning the travel agencies subscribe to, and have the ability to use, more than one GDS. As a result, travel agency strategies, including consolidation or changes in allocation of travel agency bookings among the GDSs, have impacted, and will continue to impact, our revenue and travel distribution costs. In addition, a travel agency's business may be materially impacted for any reason and generate less than the anticipated volume of bookings, which, in turn, will affect our results of operations. For the year ended December 31, 2018, our results of operations were adversely impacted by the loss of a large Pacific-based travel agency, the termination of our agreement with a European OTA due to its contract breach that resulted in a $10 million impairment of our customer loyalty payments and other specific travel agency headwinds. Our results of operations in future periods will be adversely impacted in the event of the termination, non-renewal or reduction in volume of bookings from customers or travel agencies should we be unable to offset any such losses with new business and/or volume increases in bookings from existing customers and travel agencies.

Travel providers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

Travel providers are seeking to decrease their reliance on third-party distributors, including us and our GDS competitors, for distribution of their content. For example, some travel providers have created or expanded efforts to establish commercial relationships with online and traditional travel agencies to book travel with those providers directly, rather than through an intermediary. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own websites and mobile offerings, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to websites by aggregating the content of those websites. Due to the combined impact of direct bookings with travel provider websites and other non-GDS distribution channels, the percentage of bookings made without the use of us or our GDS competitors at any stage in the chain between providers and end-customers may continue to increase. In addition, efforts by travel providers to encourage our travel agencies to book directly rather than through our Travel Commerce Platform could adversely affect our results of operations. A recent trend in certain regions outside of the U.S. has seen some travel providers elect not to renew their content agreements and move towards a GDS surcharging model to cover all or some of their distribution costs. This, together with wider adoption and implementation of the IATA NDC standard for API connectivity, means that some travel providers are actively promoting to, and engaging with, travel agencies to adopt a direct connection with the quid pro quo of unsurcharged content.

Furthermore, recent trends towards disintermediation in the global travel industry could adversely affect our Travel Commerce Platform. For example, airlines have made some of their offerings unavailable to unrelated distributors or made them available only in exchange for lower distribution fees. Some LCCs continue to distribute exclusively through direct channels, bypassing us and other third-party distributors completely and, as a whole, have increased their share of bookings in recent years, particularly in short-haul travel. In addition, several travel providers have formed joint ventures or alliances that offer multi-provider travel distribution websites. Finally, some airlines are exploring alternative global distribution methods developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be efficient, which they claim enables the distribution of airline tickets in a manner that is more cost-effective to the airline provider because no or lower incentive or loyalty payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel providers in our Travel Commerce Platform, then our business, financial condition or results of operations could be materially adversely affected.

We rely on third-party Operators to market our Travel Commerce Platform services in certain regions, which exposes us to risks associated with the lack of direct management control.

We utilize third-party, independently owned and managed distributors, or Operators, to market our products and distribute and provide services in certain countries, including India, Indonesia, Kuwait, Lebanon, Pakistan, Syria, Turkey, Kazakhstan and Yemen, as well as many countries in Africa and Asia. We rely on our Operators and the manner in which they operate their business to develop and promote our global business. Our top ten Operators generated approximately 12% of net revenue in 2018, and no single Operator accounted for more than 10% of net revenue. We pay each of our Operators a commission relative to the number of segments booked by travel agencies with which the Operators has a relationship. The Operators are independent of us, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the Operators, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

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

Consolidation among travel agencies and competition for travel agencies may also adversely affect our results of operations, since we compete to attract and retain travel agencies. For example, in 2018, American Express Global Business Travel acquired Hogg Robinson Group. Reductions in commissions paid by some travel providers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and incentive or loyalty payments paid by us and our competitors and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agencies and increases the ability of those travel agencies to negotiate higher incentives or loyalty payments from us. Changes in ownership of travel agencies may also cause them to direct less business towards our Travel Commerce Platform. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our Travel Commerce Platform is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase incentives or loyalty payments, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development.

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

Some of our travel agencies, Operators and travel providers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

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

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards, including PCI-DSS, and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In recent years, we introduced a number of products and services, such as Travelport Smartpoint and the Travelport Merchandising Suite, including Travelport Rich Content and Branding, and are developing products and services reliant on state-of-the-art cloud computing capabilities. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers or applicable industry standards, our business, financial condition or results of operations may be adversely affected.

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

eNett, our Payment Solutions business, is exposed to operational, regulatory and governance risks. eNett is enabled to provide its virtual card solution pursuant to virtual card issuers licensed by Mastercard and, in particular, has a material relationship with Optal, a European-based issuer licensed by Mastercard. An extended service failure by Optal, eNett’s primary issuer, or Mastercard would greatly harm eNett’s current business and growth opportunities. In addition, changes in the business and competitive dynamics in the payments industry, including the ability of travel agencies to negotiate higher rebates and changes in interchange fees over time may impair eNett’s business model and its ability to offer competitive rebates to its customers, which could result in the potential loss of customers and affect eNett’s profitability. In addition, while eNett’s business model currently is not predicated on providing credit to its customers, in order to retain and attract customers, eNett may need to adapt its business model to provide credit to its customers in the future.

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

The secure transmission of confidential information over the internet is essential in maintaining travel provider and travel agency confidence in our services. Substantial or ongoing data security breaches or cyber attacks, whether instigated internally or externally on our system or other internet-based systems, could significantly harm our business. Our travel providers currently require end customers to pay for their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a cyber-attack or a compromise or breach of the technology that we use to protect customer transaction data.

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

We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host the reservations systems for Delta Air Lines, and provide IT subscription services for critical applications in fares, pricing and e-ticketing, directly and indirectly, for approximately 190 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively affect our business, financial condition or results of operations. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

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

In the future, we may acquire, enter into joint ventures or make investments, including investments in Operators, based on assumptions with respect to operations, profitability and other matters that could subsequently prove to be incorrect. Furthermore, we may fail to successfully integrate any acquired businesses or joint ventures into our operations.

If future acquisitions, significant investments or joint ventures do not perform in accordance with our expectations or are not effectively integrated, our business, operations or financial performance could be adversely affected.

Financial and Taxation Risks

We have a substantial level of indebtedness that may have an adverse impact on us.

As of December 31, 2018, our total principal amount of indebtedness, excluding capital leases and other indebtedness, was $1,385 million under our senior secured credit agreement dated as of March 16, 2018 (“2018 Credit Agreement”) and $745 million of senior secured notes. If our term loans due in March 2025 or our senior secured notes due in March 2026 or any revolving credit borrowings due in September 2022 are not repaid or refinanced prior to their maturity dates, we may not have the funds necessary, or otherwise be able, to repay the debt when it becomes due.

As of December 31, 2018, we had $146 million available for borrowing under our revolving credit facility, net of letters of credit that have been issued under the revolving credit facility and that are outstanding on such date. In addition, we may incur obligations that do not constitute indebtedness such as entering into operating lease arrangements and commitments to purchase goods and services from specific suppliers related to information technology as disclosed further in the footnotes to our consolidated financial statements included elsewhere in this document. To the extent we incur any of such obligations, the risks associated with our substantial level of indebtedness would increase, which could further limit our financial and operational flexibility.

Our substantial level of indebtedness and obligations could have important consequences for us, including the following:

•

requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our capital expenditure and future business opportunities;

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

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations. In addition, please see “Business – Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Arrangements” for additional information on the potential impact of the Merger on our outstanding indebtedness.

Our 2018 Credit Agreement and Indenture governing our senior secured notes contain restrictions that may limit our flexibility in operating our business.

Our 2018 Credit Agreement and Indenture governing senior secured notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, under certain circumstances, under the 2018 Credit Agreement, we are required to satisfy a first lien net leverage ratio. A breach of any of these covenants could result in a default under the 2018 Credit Agreement and Indenture. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under our 2018 Credit Agreement and/or our senior secured notes to be immediately due and payable and terminate all commitments to extend further credit under the 2018 Credit Agreement. If we are unable to repay those amounts, the lenders under the 2018 Credit Agreement and Indenture could take action or exercise remedies, including proceedings against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the 2018 Credit Agreement and Indenture. If the lenders under the 2018 Credit Agreement and Indenture accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts outstanding under the 2018 Credit Agreement and Indenture, as well as our other indebtedness.

Our pension and post-retirement benefit plans are underfunded and will require future cash contributions, which could be higher than we expect and could have a material adverse effect on our financial condition and liquidity.

We sponsor pension and post-retirement benefit plans in and outside of the U.S. As of December 31, 2018, our U.S. and non-U.S. pension and post-retirement benefit plans were net underfunded by an aggregate of $133 million. We are required to make cash contributions to these plans in the future, and those cash contributions could be significant. In 2019, we expect to make cash contributions of approximately $13 million in aggregate to our U.S. and non-U.S. pension and post-retirement benefit plans, which we believe will be sufficient to meet the minimum funding requirements. However, our future funding obligations for our pension and post-retirement benefit plans depend on the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience and any changes in applicable laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement benefit plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.

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

We have operations in various countries that have differing tax laws and tax rates. A significant portion of our revenue and income is earned in countries with corporate tax rates lower than the U.S. federal tax rates. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties and the estimated values of deferred tax assets and liabilities. Such changes, which, among other reasons, may arise from ongoing inter-governmental and Organization for Economic Cooperation and Development (“OECD”)-led proposals on international corporate taxation and proposals on the taxation of digital services could result in an increase in the effective tax rate applicable to all or a portion of our income, which would adversely affect our financial performance.

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

In June 2016, a majority of voters in the U.K. elected to withdraw from the E.U. in a national referendum. In March 2017, the U.K. government formally initiated a withdrawal process, the terms of which are subject to ongoing negotiations through the initial two-year period ending in March 2019. The decision has created significant uncertainties and instability in financial and trade markets. As an E.U. member state, the U.K. and U.K.-based businesses have access to strong financial and trade relationships, including the E.U. Single Market. Given the lack of precedent, it is unclear how the withdrawal of the U.K. from the E.U. would affect the U.K.’s access to the E.U. Single Market and other important financial and trade relationships and how it would affect us. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., which could adversely impact our ability to attract and retain talent in the U.K., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. Under current E.U. rules, following a withdrawal, the U.K. would not be able to negotiate bilateral trade agreements with member countries of the E.U. In addition, the withdrawal of the U.K. from the E.U. could significantly affect the fiscal, monetary and regulatory landscape within the U.K., including licensing in respect of our Payments Solutions business. Furthermore, there is uncertainty as to the operation and application of relevant tax laws in the context of the withdrawal agreement scenarios, which may create additional direct and indirect tax implications for our business. Although it is not possible to predict fully the effects of the withdrawal of the U.K. from the E.U., it could have a material adverse effect on our business.

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

Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a passive foreign investment company (“PFIC”) for United States federal income tax purposes for our current taxable year ended December 31, 2018. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure the shareholders that the United States Internal Revenue Service will not take a contrary position. A non-United States corporation will be a PFIC for any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly value of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. A separate determination must be made after the close of each taxable year as to whether we were a PFIC for that year. Because the value of our assets for purposes of the PFIC test generally will be determined by reference to the market price of our common shares, a significant decrease in the market price of our common shares may cause us to become a PFIC. If we are a PFIC for any taxable year during which a United States Holder holds a common share, certain adverse United States federal income tax consequences could apply to such United States Holder.

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

Risks Related to the Merger

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Merger on our employees, partners, travel providers, travel agency customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger. We may not be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us.  Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without the consent of Siris and Elliott, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The consummation of the Merger is subject to a number of conditions, including regulatory approvals, and if these conditions are not satisfied, the Merger will not be consummated.

Pursuant to the Merger Agreement, consummation of the Merger is subject to a number of conditions that must be satisfied prior to the consummation of the Merger and may not occur, even if we obtain shareholder approval. The closing conditions under the Merger Agreement include, among others:

•	Adoption of the Merger Agreement by an affirmative majority vote of our outstanding common shares;
•

The termination or expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the applicable waiting period expired on January 22, 2019); and

•

The termination or expiration of the waiting period under the competition laws in Austria, Germany, Portugal, Russia, South Africa and Turkey (merger control clearance was received from the German Federal Cartel Office on January 29, 2019, the South African Competition Commission on February 4, 2019, the Republic of Austria Federal Competition Authority on February 6, 2019, the Portuguese Competition Authority on February 7, 2019) and Turkish Competition Authority on February 21, 2019.

These regulatory and governmental entities may impose conditions on the granting of such approvals and, if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, Siris, Elliott and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger, and such conditions may not be satisfied for an extended period of time.

The obligation to consummate the Merger is also subject to the accuracy of representations and warranties, and the satisfaction of performance of obligations, in each case as set forth in the Merger Agreement, subject to specified materiality exceptions. The obligations of Siris and Elliott to close are also subject to the absence of any material adverse effect on us. As a result of the above-mentioned conditions and the other conditions described in the Merger Agreement, there can be no assurance that the Merger will be consummated, even if shareholder approval of the Merger is obtained.

Should the Merger fail to close for any reason, our business, financial condition, operating results, or cash flows may be materially adversely affected.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common shares, as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our shareholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common shares will not receive any payment for their common shares in connection with the proposed Merger. Instead, we will remain an independent public company, and the holders of our common shares will continue to own their common shares.

If the Merger is not completed, our common share price may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $62.3 million in the event the Merger is not consummated.  Also, in connection with completing the Merger, we may incur substantial transaction fees and costs.

Further, a failure to complete the Merger may result in a negative perception of us in the financial markets and investment community and negative responses from customers, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. Our business, financial condition, operating results and cash flows may be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

Subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay a termination fee of $62.3 million. Such restrictions may discourage or deter a third party that may be willing to pay more than Siris and Elliott for our common shares from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to Siris and Elliott more than once. Additional information regarding these restrictions is provided in the definitive proxy statement on Schedule 14A we filed with the SEC on February 13, 2019.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our common shares may be highly volatile and could be subject to wide fluctuations. During 2018, the price of our common shares, as reported by NYSE, ranged from a low of $12.43 on February 9, 2018 to a high of $20.14 on July 9, 2018. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to sell their common shares at or above the purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares or result in fluctuations in the price or trading volume of our common shares include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the travel industry or the failure of securities analysts to cover our common shares; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the travel industry generally or individual scandals, specifically, and general market and economic conditions.

If we do not pay additional cash dividends in the foreseeable future, the price of our common shares may be depressed.

The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our senior secured credit agreement, any future indebtedness or preferred securities or applicable laws and other factors that our Board may deem relevant. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due or (ii) that the realizable value of our assets would thereby be less than our liabilities. As a result, shareholders may not receive any return on an investment in our common shares unless such common shares are sold for a price greater than that for which shareholders paid. Pursuant to the terms of the Merger Agreement, our Board of Directors has suspended the declaration and payment of any future dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters and Corporate Offices

Our principal executive office is located in Langley in the United Kingdom, under a lease that expires in June 2027. We also have an office in Atlanta, Georgia, U.S., under a lease that expires in December 2024.

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

Data Center

We operate an in-house data center out of leased facilities in Atlanta, Georgia, U.S., pursuant to a lease that expires in August 2022, and provide services from other facilities, including a secondary site in Atlanta, Georgia. Our data center powers our Travel Commerce Platform and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Air Lines. We and Delta Air Lines each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently traded on the NYSE under the symbol “TVPT”. At February 20, 2019, the number of shareholders of record was 25.

Dividend Policy

We paid dividends on our common shares of $0.075 per common share in each of the four quarters of 2017 and in each of the first three quarters of 2018. However, pursuant to the terms of the Merger Agreement, our Board of Directors has suspended the declaration and payment of any future dividends, and, as a result, no dividends were declared for the fourth quarter of 2018.

Recent Sales of Unregistered Securities

From January 1, 2016 to December 31, 2018, we granted 177,006 restricted share units (“RSUs”) without registration under the Securities Act of 1933 under our equity compensation plans.

We deemed these grants as exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 or in reliance on Rule 701 of the Securities Act of 1933 as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Purchases of Equity Securities By the Issuer and Affiliated Purchases

The following is a summary of our repurchases of common shares by month for the year ended December 31, 2018:

			Total number of shares	Maximum number (or
		Average	(or units) purchased as	approximate dollar value) of
	Total number of	price paid	part of publicly	shares (or units) that may yet
	shares (or units)	per share	announced plans or	be purchased under the plans
Period	purchased (a)	(or unit)	programs	or programs
January 1 – 31, 2018	17,445	$13.46	—	—
April 1 – 30, 2018	128,159	$17.07	—	—
June 1 – 30, 2018	8,628	$18.40	—	—
July 1 – 31, 2018	2,064	$19.43	—	—
October 1 – 31, 2018	51,807	$15.27	—	—
Total	208,103	$16.40	—	—

(a)	Represents common shares that we withheld to satisfy employees’ tax liabilities attributable to the vesting of RSUs and PSUs.

Performance Graph

The following graph and table show the cumulative total shareholder return of our common shares against the cumulative total returns of the Russell 2000 Index and the Dow Jones U.S. Travel & Leisure Index from September 25, 2014, the date of our initial public offering, and ending December 31, 2018. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe, and the Dow Jones U.S. Travel & Leisure Index measures the performance of U.S. stocks in the travel and leisure sector. The graph and the table depict the result of an investment on September 25, 2014 of $100 in our common shares, the Russell 2000 Index and the Dow Jones U.S.

Travel & Leisure Index, including investment of dividends. Historic share performance is not necessarily indicative of future share price performance.

		INDEXED RETURNS
	Base	Year Ending
	Period
Company / Index	9/25/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Travelport Worldwide Limited	$100	$110.21	$80.69	$90.15	$85.42	$103.99
Russell 2000 Index	$100	$108.94	$104.13	$126.32	$144.82	$128.87
Dow Jones U.S. Travel & Leisure Index	$100	$110.19	$116.69	$125.53	$155.42	$146.73

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial information and other data as of the dates and for the periods indicated as set out below:

•

The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.

•

The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and the related notes thereto not included in this Annual Report on Form 10-K.

In May 2011, we completed the sale of our Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Ltd. (“Kuoni”), which qualified to be reported as discontinued operations. The gain from the disposal of the GTA business and the results of operations of the GTA business were presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows. In connection with this sale, we agreed to indemnify Kuoni through January 2018 for certain potential liabilities relating to the pre-sale period. An estimate of our obligations under such indemnity is included within our liabilities on our consolidated balance sheets for the years 2014 to 2017. During the years ended December 31, 2018 and 2017, we either settled certain of our obligations under such indemnity and/or determined that the liabilities would not be payable due to the expiration of the statute of limitations and realized a gain that was included within “Income from discontinued operations, net of tax” in our consolidated statements of operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following selected consolidated historical financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10‑K.

Consolidated Statements of Operations Data

	Year Ended December 31,
(in $ thousands, except per share data)	2018	2017	2016	2015	2014
Net revenue (1)	$2,551,064	$2,447,279	$2,351,356	$2,221,020	$2,148,159
Operating income (2)	216,894	289,274	202,133	192,092	154,713
Income from continuing operations before income taxes and share of losses in equity method investments	85,517	170,503	44,799	48,007	130,912
Net income from continuing operations	47,426	138,273	15,046	20,210	91,300
Net income	75,173	140,280	15,046	20,210	91,300
Net income attributable to the Company	72,628	142,463	16,820	16,332	86,494
Income per share – Basic:
Income per share - continuing operations	$0.36	$1.13	$0.14	$0.13	$1.01
Basic income per share	$0.58	$1.15	$0.14	$0.13	$1.01
Income per share – Diluted:
Income per share - continuing operations	$0.35	$1.11	$0.13	$0.13	$0.98
Diluted income per share	$0.57	$1.13	$0.13	$0.13	$0.98
Cash dividends declared per common share	$0.300	$0.300	$0.300	$0.300	$0.075

(1)

On January 1, 2018, we adopted the new revenue recognition guidance applying the modified retrospective method to all contracts. Net revenue for the year ended December 31, 2018 is presented under the new revenue recognition guidance, while amounts for prior years are not adjusted and continue to be reported in accordance with the historic accounting under the previous revenue recognition guidance. We recorded a $1 million reduction to our accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in our Beyond Air revenue. For the year ended December 31, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance (see Note 3—Net Revenue to our consolidated financial statements included in this Annual Report on Form 10-K).

(2)

On January 1, 2018 we adopted new guidance on the presentation of net periodic pension cost and post-retirement benefit cost ("net benefit cost") whereby we have presented components of net benefit cost (other than service costs), mainly the interest costs, expected return on plan assets and amortization of actuarial gain or loss (the "other components") separately outside of operating income as "other expenses" in our consolidated financial statements included in this Annual Report on Form 10-K. As a result, we reclassified expense (income) related to other components of $3 million, $2 million, $2 million and $(6) million for the years ended December 31, 2017, 2016, 2015 and 2014, respectively, from selling, general and administrative expense to other expense within the consolidated statements of operations (see Note 14—Employee Benefit Plans to our consolidated financial statements included in this Annual Report on Form 10-K).

Consolidated Balance Sheets Data

	As of December 31,
(in $ thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$213,001	$122,039	$139,938	$154,841	$138,986
Total current assets (excluding cash and cash equivalents) (1)	323,439	316,248	302,313	310,300	272,930
Property and equipment, net	495,699	431,741	431,046	459,848	413,770
Goodwill and other intangible assets, net	1,820,375	1,898,867	1,904,655	1,915,916	1,930,264
All other non-current assets (1) (2)	76,543	89,604	55,977	64,524	135,634
Total assets	$2,929,057	$2,858,499	$2,833,929	$2,905,429	$2,891,584

Total current liabilities	$629,699	$646,637	$601,337	$579,090	$555,072
Long-term debt (2)	2,194,537	2,165,722	2,281,210	2,363,035	2,384,210
All other non-current liabilities (2)	257,179	238,461	287,164	286,162	290,322
Total liabilities	3,081,415	3,050,820	3,169,711	3,228,287	3,229,604
Total equity (deficit)	(152,358)	(192,321)	(335,782)	(322,858)	(338,020)
Total liabilities and equity	$2,929,057	$2,858,499	$2,833,929	$2,905,429	$2,891,584

(1)

In the fourth quarter of 2016, we adopted the U.S. GAAP guidance on balance sheet presentation of deferred tax assets and liabilities, whereby all deferred tax assets and liabilities in a jurisdiction, along with any related valuation allowance, were classified as non-current assets or non-current liabilities on the consolidated balance sheet. As of December 31, 2016, we netted $13 million of deferred tax assets and deferred tax liabilities and reclassified $5 million of current deferred tax assets and $0 of current deferred tax liabilities to non-current deferred tax assets and liabilities, respectively, on our consolidated balance sheets. We did not retrospectively adjust the prior period information.

(2)

As of January 1, 2016, we adopted the U.S. GAAP guidance on reclassification of unamortized debt finance costs, previously disclosed as an asset on the consolidated balance sheets, to be presented as a direct deduction from the carrying value of the associated debt liability. As a result, we reclassified our unamortized debt finance costs of $24 million, included within other non-current assets, related to the term loans as of December 31, 2015 and presented these costs as a deduction from the carrying value of the long-term debt. The corresponding amounts shown above for non-current assets and long-term debt as of December 31, 2014 have not been restated to deduct unamortized debt finance costs of $28 million since the impact of the adoption of this guidance was not material to our consolidated financial statements.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,
(in $ thousands)	2018	2017	2016	2015	2014
Net cash provided by operating activities	$364,364	$317,662	$299,019	$262,223	$58,451
Net cash (used in) provided by investing activities	(144,633)	(120,947)	(122,469)	(166,311)	225,999
Net cash used in financing activities	(123,911)	(215,750)	(190,747)	(78,037)	(297,383)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1,479)	1,136	(706)	(2,020)	(1,804)
Net increase (decrease) in cash, cash equivalents and restricted cash	$94,341	$(17,899)	$(14,903)	$15,855	$(14,737)

Selected Quarterly Consolidated Financial Data—Unaudited

Provided below is selected unaudited quarterly financial data for 2018 and 2017:

	2018
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$677,838	$662,008	$622,585	$588,633
Cost of revenue	426,397	427,792	400,679	375,509
Operating income	77,664	42,293	44,115	52,822
Net income from continuing operations	31,484	7,005	5,870	3,067
Net income	59,231	7,005	5,870	3,067
Net income attributable to the Company	58,829	6,144	5,108	2,547
Income per share from continuing operations:
Basic	0.25	0.05	0.04	0.02
Diluted	0.25	0.05	0.04	0.02

	2017
(in $ thousands, except per share data)	First	Second	Third	Fourth
Net revenue	$650,763	$612,107	$610,842	$573,567
Cost of revenue	386,837	369,708	388,027	361,438
Operating income	99,716	74,696	61,585	53,277
Net income from continuing operations	55,863	34,366	4,681	43,363
Net income	55,863	34,366	4,681	45,370
Net income attributable to the Company	56,106	34,927	4,850	46,580
Income per share from continuing operations:
Basic	0.45	0.28	0.04	0.36
Diluted	0.45	0.28	0.04	0.35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with our consolidated financial statements and accompanying notes reported in accordance with U.S. GAAP and included in this Annual Report on Form 10‑K. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and in this Annual Report on Form 10‑K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in our proprietary B2B travel commerce platform. In 2018, we processed approximately $89 billion of travel spending. We continue to strategically invest in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.

Our operations are organized into two operating segments: (i) Travel Solutions and (ii) Payment Solutions. Travel Solutions comprise our Air, Beyond Air (excluding our B2B travel payment solutions) and Technology Services. Payment Solutions comprise our B2B travel payment solutions through eNett. In prior periods, we reported our Payment Solutions business together with Travel Solutions as one reportable segment as Payment Solutions was not considered to be material to be disclosed separately as a reportable segment. For the year ended December 31, 2018, Travel Solutions and Payment Solutions represented approximately 88% and 12%, respectively, of our net revenue. We also monitor our revenue and related metrics based on performance, including geographical performance, of our Travel Commerce Platform. Within Travel Commerce Platform, Air and Beyond Air (inclusive of Payment Solutions) represented approximately 70% and 30%, respectively, of our Travel Commerce Platform revenue for the year ended December 31, 2018.

Travel Commerce Platform

Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.

Air

We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 480 airlines globally, including over 120 LCCs. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as easyJet, IndiGo and Ryanair into our Travel Commerce Platform.

Beyond Air

We have expanded our Travel Commerce Platform with a fast-growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, Payment Solutions, digital services, advertising and other platform services.

For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators.

The core offering of our Payment Solutions business is VANs that automatically generate unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable.

We also provide a mobile travel platform and digital product set that allows airlines, hotels, corporate TMCs and travel agencies to engage with their customers through mobile services, including apps, mobile web and mobile messaging.

In addition to hospitality and digital services, we utilize the broad connections and extensive data to provide advertising solutions to approximately 3,500 advertisers that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services and marketing-oriented analytical tools, to travel agencies, travel providers and other travel data users.

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

The table below sets forth our performance metrics:

	Year Ended				Year Ended
(in $ thousands, except per share data,	December 31,		Change		December 31,		Change
Reported Segments and RevPas)	2018	2017		%	2017	2016		%
Net revenue	$2,551,064	$2,447,279	$103,785	4	$2,447,279	$2,351,356	$95,923	4
Operating income	216,894	289,274	(72,380)	(25)	289,274	202,133	87,141	43
Net income	75,173	140,280	(65,107)	(46)	140,280	15,046	125,234	*
Income per share – diluted (in $)	0.57	1.13	(0.56)	(50)	1.13	0.13	1.00	*
Adjusted EBITDA (1)	590,117	590,013	104	—	590,013	574,349	15,664	3
Adjusted Operating Income (2)	349,943	351,606	(1,663)	—	351,606	340,898	10,708	3
Adjusted Net Income (3)	186,625	181,174	5,451	3	181,174	154,494	26,680	17
Adjusted Income per Share – diluted (4) (in $)	1.46	1.44	0.02	1	1.44	1.23	0.21	17
Net cash provided by operating activities	364,364	317,662	46,702	15	317,662	299,019	18,643	6
Free Cash Flow (5)	219,731	200,148	19,583	10	200,148	191,559	8,589	4
Reported Segments (in thousands)	335,171	342,578	(7,407)	(2)	342,578	338,344	4,234	1
Travel Commerce Platform RevPas (in $)	$7.32	$6.83	$0.49	7	$6.83	$6.59	$0.24	4

*Percentage calculated not meaningful

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
(3)

Adjusted Net Income (Loss) is defined as net income (loss) excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as income (loss) from discontinued operations, gain (loss) on sale of a subsidiary, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions. Tax impacts not related to core operations have also been excluded (see Note 4—Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K).

(4)	Adjusted Income (Loss) per Share—diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.
(5)	Free Cash Flow is defined as net cash provided by (used in) operating activities, less cash used for additions to property and equipment.

We utilize non-GAAP (or adjusted) financial measures, including Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share—diluted, to provide useful supplemental information to assist investors in understanding and assessing our performance and financial results on the same basis that management uses internally. These adjusted financial measures provide investors greater transparency with respect to key metrics used by management to evaluate our core operations, forecast future results, determine future capital investment allocations and understand business trends within the industry. Adjusted Operating Income (Loss) and Adjusted Income (Loss) per Share—diluted metrics are also used by our Board of Directors to determine incentive compensation for future periods. Management believes the adjusted financial measures assist investors in the comparison of financial results between periods as such measures exclude certain items that management believes are not reflective of our core operating performance consistent with how management reviews the business.

Adjusted Net Income (Loss), Adjusted Income (Loss) per Share—diluted, Adjusted Operating Income and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss) or net income (loss) per share—diluted, as determined under U.S. GAAP. In addition, these measures may not be comparable to similarly named measures used by other companies. The presentation of these measures has limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted Net Income and to Adjusted EBITDA:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Net income	$75,173	$140,280	$15,046
Adjustments:
Amortization of acquired intangible assets (1)	40,662	40,854	47,095
Gain on sale of a subsidiary	—	(1,217)	—
Loss on early extinguishment of debt	27,735	5,366	4,333
Equity-based compensation and related taxes	16,921	34,739	31,788
Corporate and restructuring costs (2)	31,715	24,998	38,772
Impairment of long-lived assets (3)	17,505	1,763	11,152
Income from discontinued operations	(27,747)	(2,007)	—
Other – non-cash (4)	24,903	(42,401)	17,646
Tax adjustments (5)	(20,242)	(21,201)	(11,338)
Adjusted Net Income	186,625	181,174	154,494
Adjustments:
Interest expense, net (6)	103,990	117,001	145,313
Other expense (7)	995	—	—
Remaining provision for income taxes	58,333	53,431	41,091
Adjusted Operating Income	349,943	351,606	340,898
Adjustments:
Depreciation and amortization of property and equipment	157,687	163,756	162,314
Amortization of customer loyalty payments	82,487	74,651	71,137
Adjusted EBITDA	$590,117	$590,013	$574,349

(1)	Relates to intangible assets acquired in the sale of Travelport to The Blackstone Group (“Blackstone”) in 2006 and from the acquisition of Worldspan in 2007.
(2)

Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activities (see Note 9—Restructuring Charges and Note 10—Accrued Expenses and Other Current Liabilities to our consolidated financial statements included in this Annual Report on Form 10-K).

(3)

Relates to the impairment of (i) customer loyalty payments of $15 million, $1 million and $3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and (ii) property and equipment of $3 million, $1 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)

Includes (i) unrealized losses (gains) on foreign currency derivative contracts of $26 million, $(31) million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively, (ii) unrealized (gains) losses on interest rate derivative contracts of $(1) million, $(6) million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively, (iii) $8 million related to revenue deferred in previous years for the year ended December 31, 2017 and (iv) other expenses/losses of $1 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)

Relates primarily to the tax impact of the loss on early extinguishment of debt, equity-based compensation, corporate and restructuring costs, impairment of long-lived assets and unrealized gains and losses on foreign currency derivative contracts that are excluded from net income to determine Adjusted Net Income. Tax adjustments are calculated at the rate applicable for the jurisdiction in which the adjusting item arose. The adjustments also include (i) a $10 million net benefit realized for the year ended December 31, 2018 following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. net operating losses (“NOL”) carry forwards and (ii) a $24 million benefit for the year ended December 31, 2017 related to the impact of U.S. Tax Reforms (see Note 4—Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K).

(6)

Excludes the impact of unrealized (gains) losses on interest rate derivative contracts of $(1) million, $(6) million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included within “Other—non-cash”.

(7)

Relates to interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs, which we consider to be non-operating components, that are excluded from Adjusted Operating Income and Adjusted EBITDA starting January 1, 2018 on a prospective basis.

The following table provides a reconciliation of income per share – diluted to Adjusted Income per Share—diluted:

	Year Ended December 31,
(in $)	2018	2017	2016
Income per share – diluted	$0.57	$1.13	$0.13
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.89	0.31	1.10
Adjusted Income per Share – diluted	$1.46	$1.44	$1.23

We include Adjusted Income (Loss) per Share – diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments) and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share – diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income (loss) and net income (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated statements of operations.

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

We believe that securing the content of the world’s leading airlines is value-enhancing for our Travel Commerce Platform, and as a result, we have entered into full content agreements and agreements for our Rich Content and Branding airline merchandising solutions with an increasing number of airlines over recent years. We have full content or distribution parity agreements with approximately 160 airlines, including LCCs, and over 270 airlines are utilizing our merchandising solutions worldwide. Our full content or distribution parity agreements accounted for 82% of our Air revenue for the year ended December 31, 2018. We offer airlines a discount for giving us access to this content. Contracts with airlines that do not provide us with this preferential access include terms that generally allow us to increase segment fees on thirty days’ notice. Our airline merchandising solutions allow for more flexible and effective distribution and merchandising of both core travel content and ancillary products and services, resulting in a higher value proposition for both network carriers and LCCs, while facilitating travel agencies to upsell more content efficiently.

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

•

Increasing Expansion and Importance of LCCs: Over the past decade, LCCs have become a substantial segment of the air travel industry, generating additional demand for air travel through low fares. LCCs have continued to grow, with LCCs’ share of global air travel volume expected to increase from 17% of revenue passenger kilometers in 2014 to 21% of revenue passenger kilometers by 2034, according to Airbus. LCCs have traditionally relied on direct distribution but are now increasingly targeting the indirect channel to support their future growth aspirations and expand their offering into higher yield markets and to higher yield customers.

Increasingly, we believe that LCCs desire to grow their away bookings, reach leisure travelers seeking complex itineraries typically booked through travel agencies and increase their access to business travelers that use corporate booking tools accessible through GDSs. In addition, we believe that LCCs desire to sell their products, including ancillaries, through the indirect channel in the same manner they sell through the direct channel. Unlike a traditional GDS, we provide XML connectivity and merchandising capabilities, and, therefore, believe we are a natural partner for LCCs. Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several prominent and fast-growing LCCs such as easyJet, IndiGo and Ryanair into our fully integrated Travel Commerce Platform.

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

The travel industry also has experienced consolidation among travel agencies, including large OTAs. For example, in 2018, American Express Global Business Travel acquired Hogg Robinson Group. Further consolidation among travel agencies could increase our customer concentration and increase the ability of travel agencies to negotiate higher incentives or customer loyalty payments.

•

Growing Demand for Improved Distribution in the Fragmented Hotel Industry: The hotel industry remains highly fragmented, with the top ten global hotel chains representing less than 30% of room revenue in every region except North America and Australasia, according to Euromonitor International. A majority of hotels that currently distribute through traditional GDSs consist of large chain hotels that represent a small percentage of total hotel inventory. Independent hotels, as well as small and mid-size chain hotels, have been historically left outside of the traditional GDS distribution channel primarily due to technology connectivity issues. Developments in technology and the ability to aggregate hotel content from OTAs through meta-search technology, however, have created a significant opportunity for growth in this area of distribution, including targeting business travelers. We have already seen the impact of these trends through the growth in our hotel bookings and believe we are well positioned to meet the growing needs of independent hotels and small- to medium-sized chain hotels through our specifically tailored technology solutions.

•

Growth in Technology-Enabled B2B Payment Solutions: Traditionally, travel payments from travel agencies to travel providers have been settled through a variety of methods, such as cash, EFTs, corporate cards, lodge cards and other methods. Each of these traditional payment methods bears numerous inefficiencies as well as significant credit-related and fraud-related risks that are costly and time consuming creating an opportunity for an alternative innovative model, such as VANs. Growth in technology-enabled B2B payment solutions benefits us directly through our majority ownership of eNett. In 2018, our Payment Solutions business generated revenue of $315 million, representing a 63% increase from 2017. We expect eNett to increase its penetration rate in the travel industry and continue to increase its share of our revenue growth.

Factors Affecting the Company

Factors affecting our results of operations, but not necessarily our entire industry, include:

•

Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in percentages)	2018	2017	2016
Asia Pacific	23	24	23
Europe	35	32	32
Latin America and Canada	5	5	5
Middle East and Africa	13	13	13
International	76	74	73
United States	24	26	27
Travel Commerce Platform	100	100	100

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

•

Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 480 airlines globally, including over 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 40 cruise-line and tour operators and over 20 rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our net revenue for the year ended December 31, 2018.

In general, our business is characterized by multi-year travel provider and travel agency contracts. In 2018, we had 50 planned airline contract renewals, and we successfully renewed substantially all of such contracts. We currently have 73 and 81 planned airline contract renewals in 2019 and 2020, respectively, including contracts that roll on an annual basis. Travel agency contracts representing approximately 23%, 10% and 67% of 2018 revenue are up for renewal in 2019, 2020 and beyond, respectively. We cannot guarantee that we will be able to renew our travel provider or travel agency agreements in the future on favorable economic terms, or at all.

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

Components of Revenue and Expenses

Revenue Model

Travel Commerce Platform

•

Transaction Volume Model: This is our core model. The fee we charge per segment is not dependent on the transaction value of the segment but is affected by other factors such as whether the booking was made in the travel providers’ home market or in an away market. We also receive a fee for cancellations of bookings previously made on our platform and a fee for tickets issued by us that were originally booked on an alternative system. Revenue for air bookings is recognized at the time of reservation, net of estimated cancellations and anticipated incentives payable to customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations (net of cancellation fees). Revenue for car and hotel reservations in Hospitality and Other is recognized upon pick-up and check-in, respectively.

•

Transaction Value Model: Our Payment Solutions revenue is earned primarily as a percentage of total transaction value in the form of a share of interchange and other fees. Revenue is recognized when the payment is settled.

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

Technology Services

We collect fees, generally on a monthly basis under long-term contracts, for providing critical IT services to airlines such as shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms have fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

Cost of Revenue

Cost of revenue consists primarily of:

•

Commissions: Payments or other consideration to travel agencies and Operators for reservations made on our Travel Commerce Platform that accrue on a monthly basis. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract and includes customer loyalty payments. The variable and amortized portion of the upfront incentive consideration is recorded within cost of revenue. Cost of revenue also includes incentive considerations to travel agencies and bank service charges for Payment Solutions.

•

Technology Costs: The direct technology costs related to revenue production, consisting of the maintenance and development costs for the mainframes, servers and software that is the shared infrastructure used to run our Travel Commerce Platform and Technology Services. Such costs consist of:

o

service contracts with IBM, Cisco and other technology service providers, including on-site around-the-clock support for computer equipment and the cost of software licenses used to run our Travel Commerce Platform and our data centers;

o	other operating costs associated with running our Travel Commerce Platform, including facility and other running costs of our data centers;
o	telecommunication and technology costs related to maintaining the networks between us and our travel providers and our hosting solutions; and
o

salaries and benefits paid to employees and fees paid to third-party IT development companies for the development, delivery and implementation of software; the maintenance of mainframes, servers and software used in our data centers; and costs related to customer support, including call center operations.

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

Provision for Income Taxes

Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) valuation allowances maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax, (v) items identified as discrete during the interim periods, (vi) the impact of the U.S. Tax Reforms (as defined below) and (vii) the impact of changes in the U.K. to the tax deductibility of interest.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Analysis

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Net revenue	$2,551,064	$2,447,279	$103,785	4
Costs and expenses
Cost of revenue	1,630,377	1,506,010	124,367	8
Selling, general and administrative	505,148	444,685	60,463	14
Depreciation and amortization	198,645	207,310	(8,665)	(4)
Total costs and expenses	2,334,170	2,158,005	176,165	8
Operating income	216,894	289,274	(72,380)	(25)
Interest expense, net	(102,647)	(111,237)	8,590	8
Loss on early extinguishment of debt	(27,735)	(5,366)	(22,369)	*
Gain on sale of a subsidiary	—	1,217	(1,217)	(100)
Other expense	(995)	(3,385)	2,390	71
Income from continuing operations before income taxes	85,517	170,503	(84,986)	(50)
Provision for income taxes	(38,091)	(32,230)	(5,861)	(18)
Net income from continuing operations	47,426	138,273	(90,847)	(66)
Income from discontinued operations, net of tax	27,747	2,007	25,740	*
Net income	$75,173	$140,280	$(65,107)	(46)

*Percentage calculated not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Air	$1,706,273	$1,701,097	$5,176	—
Beyond Air	747,748	640,038	107,710	17
Travel Commerce Platform	2,454,021	2,341,135	112,886	5
Technology Services	97,043	106,144	(9,101)	(9)
Net revenue	$2,551,064	$2,447,279	$103,785	4

For the year ended December 31, 2018, net revenue increased by $104 million, or 4%, compared to the year ended December 31, 2017. This increase was due to an increase in Travel Commerce Platform revenue of $113 million, or 5%, offset by a decrease in Technology Services revenue of $9 million, or 9%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Year Ended
	December 31,		Change
	2018	2017		%
Travel Commerce Platform RevPas (in $)	$7.32	$6.83	$0.49	7
Reported Segments (in thousands)	335,171	342,578	(7,407)	(2)

The increase in Travel Commerce Platform revenue of $113 million, or 5%, was due to a $108 million, or 17%, increase in Beyond Air revenue and a $5 million increase in Air revenue. Overall, there was a 7% increase in Travel Commerce Platform RevPas offset by a 2% decrease in Reported Segments.

Our Travel Commerce Platform continues to benefit from revenue growth in Air and Beyond Air. The value of transactions processed on our Travel Commerce Platform increased to $88.7 billion for the year ended December 31, 2018 from $82.7 billion for the year ended December 31, 2017 primarily due to an increase in the value and volume of transactions in Payment Solutions. Our percentage of Air segment revenue from away bookings increased to 68% from 67%. Our hospitality segments per 100 airline tickets issued decreased to 45 from 46, our car rental days sold increased to 107 million from 106 million, and our hotel room nights sold decreased to 67 million from 68 million, in each case for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The table below sets forth Travel Commerce Platform revenue by region:

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Asia Pacific	$564,548	$565,246	$(698)	—
Europe	861,510	753,462	108,048	14
Latin America and Canada	112,949	109,632	3,317	3
Middle East and Africa	319,190	311,813	7,377	2
International	1,858,197	1,740,153	118,044	7
United States	595,824	600,982	(5,158)	(1)
Travel Commerce Platform	$2,454,021	$2,341,135	$112,886	5

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2018	2017		%	2018	2017	$	%
Asia Pacific	65,052	69,922	(4,870)	(7)	$8.68	$8.08	$0.60	7
Europe	84,132	83,202	930	1	$10.24	$9.06	$1.18	13
Latin America and Canada	18,373	18,168	205	1	$6.15	$6.03	$0.12	2
Middle East and Africa	37,640	37,125	515	1	$8.48	$8.40	$0.08	1
International	205,197	208,417	(3,220)	(2)	$9.06	$8.35	$0.71	8
United States	129,974	134,161	(4,187)	(3)	$4.58	$4.48	$0.10	2
Travel Commerce Platform	335,171	342,578	(7,407)	(2)	$7.32	$6.83	$0.49	7

International

Our International Travel Commerce Platform revenue increased $118 million, or 7%, due to an 8% increase in RevPas offset by a 2% decrease in Reported Segments. The increase in RevPas was a result of revenue growth in Air and growth in Beyond Air, driven by an increase in Payment Solutions, partially offset by a decline in the remainder of the Beyond Air portfolio. The increase in Air was mainly due to improved pricing, partially offset by the loss of a large Pacific-based travel agency and a $9 million recognition of revenue in 2017 in respect of revenue deferred in previous years. Our International Travel Commerce Platform revenue as a percentage of total Travel Commerce Platform revenue was 76% for the year ended December 31, 2018 compared to 74% for the year ended December 31, 2017.

Asia Pacific

Revenue in Asia Pacific decreased marginally by $1 million mainly due to a 7% decrease in Reported Segments, offset by a 7% increase in RevPas. Reported Segments decreased due to the loss of a large Pacific-based travel agency, partially offset by growth in India and Hong Kong. RevPas increased primarily due to growth in Payment Solutions in Beyond Air offset by a decline in Air revenue.

Europe

Revenue in Europe increased $108 million, or 14%, primarily due to a 13% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to revenue growth in Air and growth in Payment Solutions in Beyond Air. Reported Segments increased mainly due to growth in Netherlands, Germany and France partially offset by a decrease in Russia.

Latin America and Canada

Revenue in Latin America and Canada increased $3 million, or 3%, primarily due to a 2% increase in RevPas and a 1% increase in Reported Segments, both driven by growth in Air, partially offset by a decrease in digital solutions in Beyond Air.

Middle East and Africa

Revenue in the Middle East and Africa increased $7 million, or 2%, primarily due to a 1% increase in both Reported Segments and RevPas, both driven by revenue growth in Payment Solutions in Beyond Air, partially offset by a decrease in Air.

United States

Revenue in the United States decreased $5 million, or 1%, due to a 3% decrease in Reported Segments resulting from specific travel agency headwinds, offset by a 2% increase in RevPas. RevPas increased primarily due to improved mix and pricing in Air.

Technology Services

Technology Services revenue decreased $9 million, or 9%, primarily due to the sale of IGTS in April 2017.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Commissions	$1,326,068	$1,184,532	$141,536	12
Technology costs	304,309	321,478	(17,169)	(5)
Cost of revenue	$1,630,377	$1,506,010	$124,367	8

Cost of revenue increased by $124 million, or 8%, as a result of a $142 million, or 12%, increase in commission costs, partially offset by a $17 million, or 5%, decrease in technology costs. Commissions increased primarily due to incremental commission costs from our Payment Solutions business and a 6% increase in travel distribution costs per segment driven by pricing, mix, impairment of customer loyalty payments and unfavorable foreign exchange movements, offset by a decrease in volume. Commissions include amortization of customer loyalty payments of $75 million and $68 million for the years ended December 31, 2018 and 2017, respectively, and an impairment of $15 million for the year ended December 31, 2018, primarily resulting from a contract breach by a European OTA in the second quarter of 2018. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $17 million, or 5%, due to reduced costs resulting from the sale of IGTS in April 2017 and higher capitalization of technology investments, offset by unfavorable foreign exchange movements.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Workforce	$343,688	$343,032	$656	—
Non-workforce	84,360	72,957	11,403	16
Sub-total	428,048	415,989	12,059	3
Non-core corporate costs	77,100	28,696	48,404	169
SG&A	$505,148	$444,685	$60,463	14

SG&A expenses increased by $60 million, or 14%, during the year ended December 31, 2018 compared to December 31, 2017. SG&A expenses include $77 million and $29 million of charges for the years ended December 31, 2018 and 2017, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 increased by $12 million, or 3%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased marginally by $1 million primarily due to merit and unfavorable foreign exchange movements, offset by other employee-related benefits and lower employee costs due to reduced head count. Non-workforce expenses, which include the costs of finance and legal professional fees, communications, marketing and foreign exchange related costs, increased $11 million, or 16%, primarily due to an increase in other commercial operating costs, offset by lower realized foreign exchange loss.

Non-core corporate costs of $77 million and $29 million for the years ended December 31, 2018 and 2017, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The increase of $48 million is primarily due to $57 million of unfavorable movements in the fair value of unrealized foreign currency derivative contracts and a $7 million increase in corporate and restructuring costs, offset by $18 million lower equity-based compensation and related taxes.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2018	2017	$	%
Depreciation on property and equipment	$157,983	$166,456	$(8,473)	(5)
Amortization of acquired intangible assets	40,662	40,854	(192)	—
Total depreciation and amortization	$198,645	$207,310	$(8,665)	(4)

Total depreciation and amortization decreased by $9 million, or 4%, due to a lower level of depreciable property and equipment. Amortization of acquired intangible assets remained stable.

Interest Expense, Net

Interest expense, net, decreased by $9 million, or 8%, primarily due to (i) a $5 million reduction due to our lower debt balance (ii) a $5 million decrease in amortization of debt finance costs and debt discount and (iii) the positive impact resulting from $4 million costs incurred in 2017 relating to amendments to our previous senior secured credit agreement (“2014 Credit Agreement”) offset by (iv) a $4 million unfavorable impact of fair value changes on our interest rate swap derivative contracts and (v) a $3 million increase due to higher interest rates.

Loss on Early Extinguishment of Debt

In March 2018, we issued senior secured notes and entered into the 2018 Credit Agreement to obtain new senior secured credit facilities. The proceeds from the issuance of the senior secured notes and term loan borrowings under the 2018 Credit Agreement, along with cash on our balance sheet, were used to fully repay our borrowings under the 2014 Credit Agreement. This transaction was accounted for as the issuance of new debt and an extinguishment of existing debt resulting in a loss on early extinguishment of $28 million.

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

Provision for Income Taxes

Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) valuation allowances maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, (iv) certain income or gains that are not subject to tax and (v) the impact of the U.S. Tax Reforms.

As a result of our debt restructuring in March 2018 (see Note 11—Long-Term Debt to our consolidated financial statements included in this Annual Report on Form 10-K), we expect that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, we realized a net benefit of $10 million following the release of the valuation allowance on the deferred tax assets associated with our U.K. NOL carry forwards (see Note 4—Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K).

Segment Analysis

Segment Net Revenue

The table below sets forth our net revenue by segment:

	Year Ended December 31,		Change
(in $ thousands)	2018	2017	$	%
Travel Solutions	$2,235,789	$2,253,513	$(17,724)	(1)
Payment Solutions	315,275	193,766	121,509	63
Net revenue	$2,551,064	$2,447,279	$103,785	4

For the year ended December 31, 2018, Travel Solutions net revenue decreased $18 million, or 1%, due to a decline in Beyond Air (excluding Payment Solutions) revenue of $14 million or 3%, and a decline in Technology Services revenue of $9 million, or 9%, offset by an increase in Air revenue of $5 million.  The decline in Beyond Air (excluding Payment Solutions) revenue was primarily due to a decrease in hospitality and digital services revenue. The decline in Technology Services revenue was primarily due to the sale of IGTS in April 2017, and lower hosting fees.

Payment Solutions net revenue increased by $122 million, or 63%, primarily due to an increase in the volume of payments settled with existing customers.

Segment Adjusted EBITDA

The table below sets forth our Segment Adjusted EBITDA:

	Year Ended December 31,		Change
(in $ thousands)	2018	2017	$	%
Travel Solutions	$552,637	$569,186	$(16,549)	(3)
Payment Solutions	37,480	20,827	16,653	80
Segment Adjusted EBITDA	$590,117	$590,013	$104	—

Travel Solutions Segment Adjusted EBITDA decreased by $17 million, or 3%, primarily due to decrease in Travel Solutions net revenue not fully offset by decrease in cost of revenue (excluding impairment and amortization of customer loyalty payments and adjusting costs related to revenue deferred in previous years and recognized in 2017). Travel Solutions Adjusted EBITDA was also adversely impacted by an increase in other commercial operating costs.

Payment Solutions Segment Adjusted EBITDA increased by $17 million, or 80%, primarily due to increase in Payment Solutions net revenue less commissions partially offset by higher operating expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Analysis

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Net revenue	$2,447,279	$2,351,356	$95,923	4
Costs and expenses
Cost of revenue	1,506,010	1,430,646	75,364	5
Selling, general and administrative	444,685	509,168	(64,483)	(13)
Depreciation and amortization	207,310	209,409	(2,099)	(1)
Total costs and expenses	2,158,005	2,149,223	8,782	—
Operating income	289,274	202,133	87,141	44
Interest expense, net	(111,237)	(151,481)	40,244	27
Loss on early extinguishment of debt	(5,366)	(4,333)	(1,033)	(24)
Gain on sale of a subsidiary	1,217	—	1,217	*
Other expense	(3,385)	(1,520)	(1,865)	—
Income from continuing operations before income taxes	170,503	44,799	125,704	*
Provision for income taxes	(32,230)	(29,753)	(2,477)	(8)
Net income from continuing operations	138,273	15,046	123,227	*
Income from discontinued operations, net of tax	2,007	—	2,007	*
Net income	$140,280	$15,046	$125,234	*

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

The table below sets forth Travel Commerce Platform revenue by region:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Asia Pacific	$565,246	$512,521	$52,725	10
Europe	753,462	722,058	31,404	4
Latin America and Canada	109,632	106,834	2,798	3
Middle East and Africa	311,813	290,068	21,745	7
International	1,740,153	1,631,481	108,672	7
United States	600,982	598,968	2,014	—
Travel Commerce Platform	$2,341,135	$2,230,449	$110,686	5

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
(in $ thousands)	2017	2016		%	2017	2016	$	%
Asia Pacific	$69,922	$66,674	3,248	5	$8.08	$7.69	$0.39	5
Europe	83,202	82,515	687	1	$9.06	$8.75	$0.31	3
Latin America and Canada	18,168	17,377	791	5	$6.03	$6.15	$(0.12)	(2)
Middle East and Africa	37,125	37,387	(262)	(1)	$8.40	$7.76	$0.64	8
International	208,417	203,953	4,464	2	$8.35	$8.00	$0.35	4
United States	134,161	134,391	(230)	—	$4.48	$4.46	$0.02	—
Travel Commerce Platform	$342,578	$338,344	4,234	1	$6.83	$6.59	$0.24	4

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

Middle East and Africa

Revenue in the Middle East and Africa increased by $22 million, or 7%, due to an 8% increase in RevPas offset by a 1% decrease in Reported Segments. The increase in RevPas was mainly due to a $9 million recognition of revenue deferred in previous years, revenue growth in Air and growth in Payment Solutions and digital solutions in Beyond Air.

United States

Revenue in the United States increased $2 million due to an increase in Beyond Air revenue, driven by growth in hospitality and advertising, partially offset by lower Air revenue. RevPas and Reported Segments remained stable.

Technology Services

Technology Services revenue decreased $15 million, or 12%, primarily due to the sale of IGTS in April 2017.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Commissions	$1,184,532	$1,104,005	$80,527	7
Technology costs	321,478	326,641	(5,163)	(2)
Cost of revenue	$1,506,010	$1,430,646	$75,364	5

Cost of revenue increased by $75 million, or 5%, as a result of an $81 million, or 7%, increase in commission costs, partially offset by a $5 million, or 2%, decrease in technology costs. Commissions increased due to a 1% increase in Reported Segments, a 4% increase in travel distribution costs per segment and incremental commissions costs from our Payment Solutions business. The increase in travel distribution costs per segment was driven by an increase in pricing and higher volume related incentives, offset by our acquisition of our Operator in Japan and the positive impact of an $11 million allowance for a prepaid incentive related to a long-term contract with a travel agent recorded during the year ended December 31, 2016. Commissions include amortization of customer loyalty payments of $68 million and $71 million for the years ended December 31, 2017 and 2016, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $5 million, or 2%, due to reduced costs resulting from the sale of IGTS in April 2017, partially offset by higher investments in technology.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Year Ended
	December 31,		Change
(in $ thousands)	2017	2016	$	%
Workforce	$343,032	$329,012	$14,020	4
Non-workforce	72,957	86,966	(14,009)	(16)
Sub-total	415,989	415,978	11	—
Non-core corporate costs	28,696	93,190	(64,494)	(69)
SG&A	$444,685	$509,168	$(64,483)	(12)

SG&A expenses decreased by $64 million, or 12%, during the year ended December 31, 2017 compared to December 31, 2016. SG&A expenses include $29 million and $93 million of charges for the years ended December 31, 2017 and 2016, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 increased by $2 million. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, increased by $14 million, or 4%, primarily due to an increase in headcount and merit increases, partially offset by lower employee incentive costs and favorable foreign currency exchange movement. Non-workforce expenses, which include the costs of finance and legal professional fees, communications, marketing and foreign exchange related costs, decreased by $14 million, or 16%, primarily due to realized foreign exchange gains in 2017 and reduced administrative expense.

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

Interest Expense, Net

Interest expense, net, decreased by $40 million, or 27%, primarily due to (i) a $25 million decrease related to lower interest rates on term loans outstanding under the 2014 senior secured credit agreement, (ii) a $10 million net favorable impact of fair value changes on our interest rate swap derivative contracts and (iii) a $7 million decrease related to our reduced outstanding debt balance.

Gain on Sale of a Subsidiary

In April 2017, we sold our 51% controlling interest in IGTS for a total gross cash consideration of $18 million and recorded a gain on the sale of such subsidiary of $1 million.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2017, we voluntarily prepaid $124 million principal amount of the term loans outstanding under our 2014 senior secured credit agreement. Further, we amended our 2014 senior secured credit agreement under which we (i) increased the total amount available under the revolving credit facility and extended its maturity and (ii) reduced the interest rates on our term loans by 125 basis points. In connection with these amendments, certain lenders were replaced by new lenders under the revolving credit facility and certain term loan lenders were repaid partially or in full. These transactions resulted in a $5 million loss on early extinguishment of debt.

In June 2016, we amended our 2014 senior secured credit agreement under which we reduced the interest rate on our term loans by 75 basis points. In connection with this amendment, certain lenders under the credit agreement were repaid partially or in full. Further, in September 2016, we voluntarily prepaid $50 million principal amount of the term loans outstanding under our senior secured credit agreement. These transactions resulted in a $4 million loss on early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of a number of items such as (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) valuation allowances continued to be maintained in various jurisdictions, including the U.S., due to the historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction in the relevant jurisdictions (iv) certain income or gains which are not subject to tax, (v) the impact of return-

to-provision adjustments, (vi) the impact of the U.S. Tax Reforms and (vii) the impact of changes in the U.K. to the tax deductibility of interest.

The U.S. Tax Reforms (i) reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, resulting in an increased tax charge due to a decrease in our deferred tax asset of $51 million, fully offset by the release of the associated valuation allowance and an income tax benefit from the remeasurement of deferred tax liabilities of $22 million and (ii) repealed the alternative minimum tax (“AMT”) regime and allowed for AMT credit carry forwards to be offset against future regular tax liabilities, resulting in a benefit of $2 million related to the release of a valuation allowance held on these AMT credit carry forwards. For the year ended December 31, 2017, (i) under the Deemed Repatriation Transition Tax (the “Transition Tax”) on unremitted earnings of our foreign subsidiaries, we determined provisional Transition Tax income of $6 million (tax of approximately $2 million), which was fully offset using U.S. federal NOLs, and (ii) we determined a provisional impact of $3 million from the accelerated depreciation of qualifying capital expenditure, which is fully equalized and has no net impact on the tax charge. Our provision for income taxes for the year ended December 31, 2017 also includes an increased tax charge of $7 million resulting from changes to U.K. tax legislation enacted in 2017 that limits the relief for interest expense.

Segment Analysis

Segment Net Revenue

The table below sets forth our net revenue by segment:

	Year Ended December 31,		Change
(in $ thousands)	2017	2016	$	%
Travel Solutions	$2,253,513	$2,200,932	$52,581	2
Payment Solutions	193,766	150,424	43,342	29
Net revenue	$2,447,279	$2,351,356	$95,923	4

For the year ended December 31, 2017, Travel Solutions net revenue increased $53 million, or 2%, due to an increase in Air and Beyond Air (excluding Payment Solutions) revenues of $50 million and $18 million, respectively, offset by a decrease in Technology Services revenue of $15 million, or 12%. The increase in Air revenue was mainly due to an increase in Air Reported Segments, improved pricing and a $9 million recognition of revenue deferred in previous years, partially offset by adverse mix. Beyond Air (excluding Payment Solutions) revenue increased primarily due to increase in hospitality and digital services revenue. The decrease in Technology Services revenue was primarily due to the sale of IGTS in April 2017.

Payment Solutions net revenue increased by $43 million, or 29%, primarily due to an increase in the value and volume of payments settled with existing customers.

Segment Adjusted EBITDA

The table below sets forth our Segment Adjusted EBITDA:

	Year Ended December 31,		Change
(in $ thousands)	2017	2016	$	%
Travel Solutions	$569,186	$556,348	$12,838	2
Payment Solutions	20,827	18,001	2,826	16
Segment Adjusted EBITDA	$590,013	$574,349	$15,664	3

Travel Solutions Segment Adjusted EBITDA increased by $13 million, or 2%, primarily due to increase in Travel Solutions net revenue offset by a corresponding increase in cost of revenue (excluding impairment and amortization of customer loyalty payments and costs related to revenue deferred in previous years and recognized in 2017).

Payment Solutions Segment Adjusted EBITDA increased by $3 million, or 16%, primarily due to increase in Payment Solutions net revenue less commissions, partially offset by higher operating expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of December 31, 2018, 2017 and 2016, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:

	Year Ended
	December 31,
(in $ thousands)	2018	2017	2016
Cash and cash equivalents	$213,001	$122,039	$139,938
Revolving credit facility availability	146,400	141,729	116,313

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

The table below sets forth our working capital as of December 31, 2018 and 2017, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:

	Asset (Liability)
	December 31,	December 31,
(in $ thousands)	2018	2017	Change
Accounts receivable, net	$209,834	$206,524	$3,310
Accrued commissions and incentives	(282,444)	(282,954)	510
Deferred revenue and prepaid incentives, net	(40,905)	(31,419)	(9,486)
Cash and cash equivalents	213,001	122,039	90,962
Accounts payable and employee related	(145,591)	(145,140)	(451)
Accrued interest	(20,528)	(12,010)	(8,518)
Current portion of long-term debt	(57,497)	(64,291)	6,794
Taxes	10,772	(2,823)	13,595
Other assets, net	20,099	1,724	18,375
Working Capital	$(93,259)	$(208,350)	$115,091

Consolidated Balance Sheets:
Total current assets	$536,440	$438,287	$98,153
Total current liabilities	(629,699)	(646,637)	16,938
Working Capital	$(93,259)	$(208,350)	$115,091

As of December 31, 2018, we had a working capital net liability of $93 million compared to $208 million as of December 31, 2017. The improvement in working capital of $115 million is primarily due to a $91 million increase in cash and cash equivalents (a $94 million increase including restricted cash as discussed in “Cash Flows” below), an $18 million increase in other assets, net, a $14 million decrease in taxes and a $7 million decrease in the current portion of long-term debt, offset by a $9 million increase in deferred revenue and prepaid incentives, net, and a $9 million increase in accrued interest.

The table below sets forth information on our accounts receivable:

	December 31,	December 31,
	2018	2017	Change
Accounts receivable, net (in $ thousands)	$209,834	$206,524	$3,310
Accounts receivable, net – Days Sales Outstanding (“DSO”)	36	37	(1)

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), Airline Clearing House (“ACH”) and other similar clearing houses. Both IATA and ACH, require participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2018, Air revenue accounted for approximately 67% of our net revenue; however, only 44% of our outstanding receivables related to customers using IATA or the ACH as of December 31, 2018. The IATA and ACH receivables are generally collected in less than 30 days. Beyond Air revenue is generally not collected through the IATA or ACH processes and takes longer to collect. Our average net collection period for total accounts receivable, net, was 36 DSO as of December 31, 2018 and 37 DSO as of December 31, 2017. Higher revenues in the month of December 2018 compared to December 2017, and the impact of improved collectability of Air receivables, drove a one day reduction in DSO despite the increase in accounts receivables, net.

The table below sets forth our working capital as of December 31, 2017 and 2016, as monitored by management, which is then reconciled to our working capital as presented in our consolidated balance sheets:

	Asset (Liability)
	December 31,	December 31,
(in $ thousands)	2017	2016	Change
Accounts receivable, net	$206,524	$218,224	$(11,700)
Accrued commissions and incentives	(282,954)	(267,488)	(15,466)
Deferred revenue and prepaid incentives, net	(31,419)	(32,741)	1,322
Cash and cash equivalents	122,039	139,938	(17,899)
Accounts payable and employee related	(145,140)	(144,657)	(483)
Accrued interest	(12,010)	(15,215)	3,205
Current portion of long-term debt	(64,291)	(63,558)	(733)
Taxes	(2,823)	9,618	(12,441)
Other (liabilities) assets, net	1,724	(3,207)	4,931
Working Capital	$(208,350)	$(159,086)	$(49,264)

Consolidated Balance Sheets:
Total current assets	438,287	442,251	(3,964)
Total current liabilities	(646,637)	(601,337)	(45,300)
Working Capital	$(208,350)	$(159,086)	$(49,264)

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

The table below sets forth information on our accounts receivable:

	December 31,	December 31,
	2017	2016	Change
Accounts receivable, net (in $ thousands)	$206,524	$218,224	$(11,700)
Accounts receivable, net – DSO	37	39	(2)

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the IATA, ACH and other similar clearing houses. Both IATA and ACH require participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the year ended December 31, 2017, Air revenue accounted for approximately 70% of our revenue; however, only 45% of our outstanding receivables related to customers using IATA or ACH as of December 31, 2017. The IATA and ACH receivables are collected in less than 30 days. Beyond Air revenue is generally not collected through the IATA or ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 37 DSO as of December 31, 2017, as compared to 39 DSO as of December 31, 2016. Higher collectability of receivables in the month of December 2017 compared to December 2016 and the reduction in receivables related to IGTS contributed primarily to the decrease in our accounts receivables, net, balance.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in $ thousands)	2018	2017	2016
Cash provided by (used in):
Operating activities	$364,364	$317,662	$299,019
Investing activities	(144,633)	(120,947)	(122,469)
Financing activities	(123,911)	(215,750)	(190,747)
Effect of exchange rate changes	(1,479)	1,136	(706)
Net increase (decrease) in cash, cash equivalents and restricted cash	$94,341	$(17,899)	$(14,903)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

As of December 31, 2018, we had $216 million of cash, cash equivalents and restricted cash, an increase of $94 million compared to December 31, 2017. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Operating Activities: For the year ended December 31, 2018, cash provided by operating activities was $364 million compared to $318 million for the year ended December 31, 2017. The increase of $47 million is primarily a result of the positive impact of changes in working capital and other assets and liabilities, lower restructuring and interest payments, offset by higher customer loyalty and income tax payments.

Investing Activities: During the year ended December 31, 2018, cash used in investing activities of $145 million was for the purchase of property and equipment. During the year ended December 31, 2017, cash used in investing activities of $121 million was due to $ 118 million of cash used to purchase property and equipment and $3 million of net cash outflow related to the sale of IGTS.

Our investing activities for the years ended December 31, 2018 and 2017 include:

	Year Ended
	December 31,
(in $ thousands)	2018	2017	Change
Cash additions to software developed for internal use	$128,301	$93,829	$34,472
Cash additions to computer equipment and other	16,332	23,685	(7,353)
Total	$144,633	$117,514	$27,119

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of capital lease and other indebtedness obligations. We repaid capital lease and other indebtedness obligations of $44 million and $43 million for the years ended December 31, 2018 and 2017, respectively, which are primarily related to assets within our data centers. We finance these investments over an average period of 3 to 5 years in line with the expected life of the equipment.  Our total Capital Expenditures were $188 million and $161 million for the years ended December 31, 2018 and 2017, respectively.

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data centers and hybrid cloud capabilities, increasing connectivity for customers, including enabling airline New Distribution Capabilities content and enhancing our search technology and capabilities, developing mobile customer engagement solutions, the development of content for hotels and car rental providers, further development of Smartpoint, our innovative booking solution delivering multisource content and pricing and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Cash additions to computer equipment and other are primarily for our continuing investment in our data centers.

Financing Activities: Cash used in financing activities for the year ended December 31, 2018 was $124 million, which primarily consisted of  (i) $1,400 million of gross proceeds from term loans borrowed under the 2018 Credit Agreement, (ii) $745 million of gross proceeds from the issuance of senior secured notes and (iii) $9 million of proceeds from the issuance of common shares on the exercise of stock options and under our employee share purchase plan, offset by (iv) $2,154 million of repayments of principal amount of term loans under the 2014 Credit Agreement, (v) $44 million of capital lease and other indebtedness repayments and $15 million repayment of principal amount of term loans under the 2018 Credit Agreement, (vi) $38 million of dividend payments to our shareholders and (vii) $22 million of payments towards debt finance costs and lender fees. The cash used in financing activities for the year ended December 31, 2017 was $216 million, which primarily consisted of (i) a $124 million of term loans net repayments, (ii) $43 million of capital lease and other indebtedness repayments, (iii) $39 million in dividend payments to shareholders and (iv) $11 million in payments related to the purchase of treasury shares on vesting of equity awards.

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

Investing Activities: During the year ended December 31, 2017, cash used in investing activities of $121 million was primarily due to $118 million of cash used to purchase property and equipment and a $3 million net cash outflow related to the sale of IGTS. During the year ended December 31, 2016, cash used in investing activities of $122 million was primarily due to $107 million of cash used to purchase property and equipment and $15 million of net cash consideration paid for the acquisition of our Operator in Japan.

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

Financing Activities: Cash used in financing activities for the year ended December 31, 2017 was $216 million, which primarily consisted of (i) a $124 million of term loans net repayments under the 2014 Credit Agreement, (ii) $43 million of capital lease and other indebtedness repayments, (iii) $39 million in dividend payments to shareholders and (iv) $11 million in payments related to the purchase of treasury shares on vesting of equity awards. The cash used in financing activities for the year ended December 31, 2016 was $191 million, which primarily consisted of (i) $37 million in dividend payments to shareholders, (ii) $62 million of capital lease and other indebtedness repayments, (iii) $74 million of term loans repayment under the 2014 Credit Agreement, (iv) an $8 million purchase of a non-controlling interest in Travelport Locomote and (v) an $8 million payment to lenders and debt finance costs in connection with the repricing of our term loans.

We believe our important measure of liquidity is Free Cash Flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We use this measure to conduct and evaluate our operating liquidity. We believe it typically presents an alternate measure of cash flows since purchases of property and equipment are a necessary component of our ongoing operations and it provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our platform. We believe Free Cash Flow provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash.

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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended
	December 31,
	2018	2017	2016
Net cash provided by operating activities	$364,364	$317,662	$299,019
Less: capital expenditures on property and equipment additions	(144,633)	(117,514)	(107,460)
Free Cash Flow	$219,731	$200,148	$191,559

Financing Arrangements

As of December 31, 2018, our financing arrangements include our senior secured credit facilities, our senior secured notes and obligations under our capital leases and other indebtedness. The following table summarizes our Net Debt position as of December 31, 2018 and December 31, 2017:

	Interest		December 31,	December 31,
(in $ thousands)	rate	Maturity	2018	2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement) (1)	L+2.50%	March 2025	$1,372,666	$—
Term loans – (2014 Credit Agreement) (2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes			—	—
Senior Secured Notes (3)	6.00%	March 2026	738,274	—
Capital leases and other indebtedness			141,094	105,574
Total debt			2,252,034	2,230,013
Less: cash, cash equivalents and restricted cash			(216,380)	(122,039)
Net Debt (4)			$2,035,654	$2,107,974

(1)

As of December 31, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement was $1,385 million, which is netted for unamortized debt discount of $6 million and unamortized debt finance costs of $6 million.

(2)

As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement was $2,154 million, which is netted for unamortized debt discount of $17 million and unamortized debt finance costs of $13 million.

(3)	As of December 31, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of $7 million.
(4)

Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash, cash equivalents and restricted cash. Net Debt is a non—GAAP measure and is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Senior Secured Credit Agreement

Term loans

In March 2018, Travelport Finance (Luxembourg) S.à r.l. (the “Borrower”), our wholly-owned subsidiary, entered into the 2018 Credit Agreement whereby the lenders agreed to extend credit to the Borrower in the form of (a) initial secured term loans in an aggregate principal amount of $1,400 million maturing in March 2025, issued at a discount of

0.50%, which started amortizing in quarterly installments from August 31, 2018, equal to 0.25% of the original principal amount of the term loans (which payments can be reduced as a result of prepayments in accordance with the 2018 Credit Agreement), with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. We used the net proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the 2014 Credit Agreement and to pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. We recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of $28 million in our consolidated statements of operations for the year ended December 31, 2018.

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the 2018 Credit Agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. We expect to pay interest based on LIBOR. During the year ended December 31, 2018, the average LIBOR rate applied to the term loans was 2.14%.

Further, during the year ended December 31, 2018, we (i) repaid $15 million principal amount of term loans outstanding under the 2018 Credit Agreement, including an $8 million voluntary prepayment, (ii) repaid $6 million principal amount of term loans outstanding under the 2014 Credit Agreement and (iii) amortized $3 million of debt finance costs and $2 million of debt discount.

We are not contractually required to repay quarterly installments of the term loans until the third quarter of 2019. However, we have classified a portion of our term loans (along with the contractual quarterly installments) as current portion of long-term debt as we intend, and are able, to make additional voluntary prepayments of the term loans from cash flow from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.

As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates discussed above. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $4 million was utilized for the issuance of letters of credit, with a balance of $146 million remaining.

The Merger (as discussed in Item 1—Business, Recent Developments), if completed, will be considered an “Event of Default” under the terms of our 2018 Credit Agreement, and as a result, the Administrative Agent (as defined in the 2018 Credit Agreement) may and, at the request of the majority of lenders, shall (i) declare the unpaid principal amount of the outstanding term loans and revolving credit loans and the amount of all outstanding payments made by a lender pursuant to a letter of credit, along with the interest accrued and unpaid thereon, to be immediately due and payable,  (ii) require us to provide cash as collateral in an amount equal to 103% of the aggregate amount available to be drawn under all outstanding letters of credit plus any unreimbursed drawings and (iii) terminate all the commitments of the lenders provided to us.  In order to avoid triggering an “Event of Default” under the terms of the 2018 Credit Agreement, we expect to voluntarily comply with the items set forth above concurrently with the consummation of the Merger.

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

If the Merger (as discussed in Item 1—Business, Recent Developments) is completed and the “Ratings Event” as defined in the Indenture governing our senior secured notes occurs, it will constitute a “Change of Control Triggering Event” under the Indenture and, subject to certain conditions, we will be required to make an offer to purchase all of the senior secured notes pursuant to the “Change of Control Offer” (as defined in the Indenture), at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to but excluding the date of repurchase, unless we have previously or substantially concurrently therewith delivered a redemption notice with respect to all of the outstanding senior secured notes as described in the Indenture.

Capital Leases and Other Indebtedness

During 2018, we repaid $41 million of our capital lease obligations and entered into $77 million of new capital leases for information technology assets. Further, we repaid $3 million of our other indebtedness obligations and incurred additional indebtedness of $2 million relating to the purchase of software in a non-cash transaction that was financed through a third-party.

Debt Covenants and Guarantees

Travelport Finance (Luxembourg) S.à r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under the 2018 Credit Agreement. All obligations under the 2018 Credit Agreement are unconditionally guaranteed by certain of our wholly owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the Obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.

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

As of December 31, 2018, our consolidated first lien net leverage ratio, as determined under the 2018 Credit Agreement, was 3.77 compared to the maximum allowable of 6.00. In addition, we were in compliance with the other covenants under the 2018 Credit Agreement and Indenture. We re-evaluate our capital structure from time to time including, but not limited to, refinancing our current indebtedness with other indebtedness that may have different interest rates, maturities and covenants.

Interest Rate Risk

We are exposed to interest rate risk relating to our floating rate debt under the 2018 Credit Agreement. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

Our primary interest rate exposure as of December 31, 2018 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on the $1,385 million principal amount of term loans under the 2018 Credit Agreement is currently charged at LIBOR plus 2.50%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of December 31, 2018, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
320,000	February 2021 to February 2022	3.0178%

During the years ended December 31, 2018, 2017 and 2016, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated statements of operations. (Gains) losses on these interest rate derivative financial instruments were $(12) million, $(3) million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Approximately 88% of our net revenue of $2,551 million is denominated in U.S. dollars. The other 12% is denominated in foreign currencies. Approximately 57% of our operating expenses, excluding depreciation on property and equipment, amortization of customer loyalty payments, amortization of acquired intangible assets and non-core corporate costs, are denominated in U.S. dollars. The other 43% of such operating expenses are denominated in foreign currencies, predominantly British pound, Euro and Australian dollar. In addition, a proportion of our foreign currency denominated receivables and payables are denominated in foreign currencies.

During 2018, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of December 31, 2018, we had $412 million net notional amount of foreign currency contracts.

During the years ended December 31, 2018, 2017 and 2016, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. Losses (gains) on these foreign currency derivative financial instruments amounted to $24 million, $(19) million and $29 million for the years ended December 31, 2018, 2017 and 2016, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of December 31, 2018, our derivative contracts that hedge our interest rate and foreign currency exposure had a net liability position of $6 million and cover transactions for a period that does not exceed four years.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2018. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Year Ending December 31,
(in $ thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Term loans (1)	$14,000	$14,000	$14,000	$14,000	$14,000	$1,315,000	$1,385,000
Senior secured notes (1)	—	—	—	—	—	745,000	745,000
Capital leases and other indebtedness	43,497	42,831	36,349	16,891	116	1,410	141,094
Interest payments (2)	115,041	119,282	119,995	117,623	115,935	205,464	793,340
Operating leases (3)	17,042	14,983	13,756	11,148	9,875	25,326	92,130
Purchase commitments (4)	45,377	12,679	12,678	3,315	1,450	—	75,499
Total	$234,957	$203,775	$196,778	$162,977	$41,376	$2,292,200	$3,232,063

(1)

Under certain circumstances, each year starting January 1, 2019, we are required to pay to our lenders a percentage of excess cash flow, if any, calculated in a manner set forth in our 2018 Credit Agreement. This obligation is not reflected in the table above. Further, as a result of the voluntary prepayments of terms loans we made in 2018, we currently are not contractually required to repay quarterly installments of the term loans until the third quarter of 2019. However, we intend, and are currently able, to make additional voluntary prepayments of the term loans from cash flows from operations. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions (see Note 11—Long-Term Debt to our consolidated financial statements included in this Annual Report on Form 10-K). As of December 31, 2018, we have unamortized debt discount of $6 million related to our term loans and unamortized debt finance costs of $13 million related to our term loans and senior secured notes that will be amortized over their contractual period.

(2)

Includes interest on the term loans under the 2018 Credit Agreement, the senior secured notes and our capital leases and other indebtedness. Interest on the term loans is based on the interest rate as of December 31, 2018 of LIBOR plus 2.50%, and interest on the senior secured notes is based on the stated rate of 6.00%. Interest payments also include an estimate of cash flows for interest rate swap contracts. As of December 31, 2018, we have $21 million of accrued interest on our consolidated balance sheet.

(3)

Primarily reflects non-cancellable operating leases on facilities and data processing equipment. Effective January 1, 2019, we adopted new guidance on lease accounting that requires all operating leases to be recorded as right-of-use asset on the balance sheet (see Note 2—Summary of Significant Accounting Policies, Accounting Policies Not Yet Adopted-Leases, to our consolidated financial statements included in this Annual Report on Form 10-K).

(4)	Primarily reflects our agreements with third parties for data center and cloud hosting services.

Pursuant to a potential Merger, (as discussed in Item 1—Business, Recent Developments) the above contractual obligations related to term loans, senior secured notes, capital leases and other indebtedness and interest payments may be impacted as further discussed in “—Financial Arrangements”.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2018, plan contributions of $13 million are expected to be made in 2019. Funding projections beyond 2019 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2018, we had $115 million of unrecognized tax benefit (including interest and penalties) for uncertain tax positions of which $40 million has been recorded as a liability as of December 31, 2018.

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

Merger Related: In connection with the potential Merger (as discussed in Item 1—Business, Recent Developments), Morgan Stanley & Co. LLC (“Morgan Stanley”) is acting as our financial advisor. We have agreed to pay Morgan Stanley a fee for its services that is expected to be approximately $19 million, substantially all of which is contingent upon the closing of the Merger. We also have agreed to reimburse Morgan Stanley for certain expenses, including fees of outside counsel and other professional advisors, incurred in connection with its engagement. Further, under the terms of the Merger Agreement, if we terminate the Merger Agreement under certain circumstances after the No-Shop Period Start Date (as defined in the Merger Agreement), we must pay a termination fee of $62.3 million to Parent.

Other Off-Balance Sheet Arrangements

We had no other off-balance sheet arrangements during the year ended December 31, 2018.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results. (see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10‑K.)

Revenue Recognition

From January 1, 2018, we adopted the new revenue recognition guidance (see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K).

Travel Commerce Platform Revenue

We primarily utilize a transaction volume model to recognize revenue for our Travel Commerce Platform revenue. We charge a fee per segment booked. We also receive a fee for cancellations of bookings previously made on our platform and a fee for tickets issued by us that were originally booked on an alternative system.

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

Our Beyond Air portfolio includes hospitality, Payment Solutions, digital services, advertising and other platform services. Revenue for hotel reservations is recognized upon check-in, and revenue for car reservations is recognized upon pick-up, as such reservations can generally be cancelled without penalty. Our Payment Solutions revenue is earned primarily as a percentage of total transaction value in the form of a share of interchange and other fees. Revenue is recognized when the payment is settled.

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

Our Travel Commerce Platform is served through a combination of owned SMOs and a network of Operators. The Operators are used in regions where we do not have our own SMOs to distribute our products. In cases where Operators are owned by airlines, we may pay a commission to the Operators/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same Operators/airlines for the sales of segments through our platform. We account for the fees received from the Operators/airlines as revenue, and commissions paid to Operators/airlines as cost of revenue. Fees received and commissions paid are presented in the consolidated statements of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

Technology Services Revenue

We collect fees, generally on a monthly basis under long-term contracts, for providing critical IT services to airlines such as, shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

Customer Loyalty Payments and Prepaid Incentives

We make payments to travel agencies for their usage of our Travel Commerce Platform. These payments may be made at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our Travel Commerce Platform.

Customer Loyalty Payments

Where the payments are made to travel agencies and travel providers with an objective of increasing the number of travel bookings and to improve the travel agencies’ or travel providers’ loyalty, instrumented through contractual agreements with a term greater than a year, and the travel agency or the travel provider commits to achieve our economic objectives, the payments are considered as customer loyalty payments and capitalized as intangible assets. These intangible assets are amortized over the period of contractual agreement on a straight-line basis unless another method is more appropriate. The amortization expense is recognized within cost of revenue or revenue on the consolidated statements of operations. In addition, we estimate the recoverability of customer loyalty payments based upon the expected future cash flows from transactions generated by the related travel agencies and travel providers. If the estimate of the future recoverability of amounts capitalized declines, cost of revenue will increase as the amounts are written-off. For the years ended December 31, 2018, 2017 and 2016, we recognized $15 million, $1 million and $3 million, respectively, as impairments of customer loyalty payments. As of December 31, 2018 and December 31, 2017, customer loyalty payments, net of accumulated amortization, amounted to $182 million and $214 million, respectively.

Prepaid Incentives

Where payments are based on a per transaction basis, these are expensed in the month the transactions are generated. Where they are paid when the contract is signed or at specified dates, they are capitalized as prepaid incentives and expensed as the related revenue is recognized. Prepaid incentives were $42 million and $52 million as of December 31, 2018 and 2017, respectively, which are included in other current and non-current assets on our consolidated balance sheets.

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

Equity-Based Compensation

We account for our share awards and options by recognizing compensation expense, measured at the grant date based on the fair value of the awards, on a straight-line basis over the awards vesting period.

Performance Shares Units (“PSUs”)

Under our equity compensation plans, we grant PSUs that vest on the achievement of certain pre-defined performance targets should the employee continue to be in employment on the vesting date. For a portion of PSUs, the ultimate number of PSUs that will vest also depends on our ranking within a group of companies based on the achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of all the outstanding PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, we assess the probability of vesting, and, if there is any change in such probability, we record the cumulative effect of the adjustment in the current reporting period. Any changes in such estimation could result in an increase or a decrease in equity-based compensation expense in future periods. For PSUs earned based on a market condition, we utilize a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Where there are no market conditions, the fair value of the PSUs is considered to be the closing market price of our common shares at the date of grant.

Pension and Other Post-Retirement Defined Benefits

We provide post-employment defined benefits to a number of our current and former employees in the U.S. and in certain non-U.S. jurisdictions. Costs associated with post-employment defined benefits include pension and post-retirement health care expenses for employees, retirees and surviving spouses and dependents.

The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 14—Employee Benefit Plans to the consolidated financial statements included in this Annual Report on form 10‑K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with U.S. GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.

The primary assumptions affecting our accounting for employee benefits are:

•

Discount rate: The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.1% for defined benefit pension plans and 4.6% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2018.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $60 million or increase pension liabilities by $74 million, respectively, as of December 31, 2018. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2018 would be to decrease or increase the 2018 pre-tax pension expense by $3 million and $5 million, respectively.

•

Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2018, we used a weighted average expected long-term rate of return on plan assets of 5.8%.

Actual (loss)/ returns on pension assets for 2018, 2017 and 2016 were (5.9)%, 12.2% and 8.8%, respectively, compared to the expected rate of return assumptions of 5.8%, 6.0% and 6.4%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2018 would be to decrease or increase the 2018 pre-tax expense by $5 million in each case.

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

We have adopted use of the Retirement Plan ("RP") 2014 mortality tables to apply the annual Mortality Projection ("MP") mortality improvement scale as issued by the Society of Actuaries for our U.S. defined benefit plans. For the year ended December 31, 2018, we applied the updated MP 2018 mortality improvement scale, which reflects improvements in longevity as compared to the MP 2017 mortality improvement scale, and its use did not have a significant impact in calculating our defined benefit pension obligation.

While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and post-retirement employee benefit obligations and our future expense. See Note 14—Employee Benefit Plans to the consolidated financial statements included in this Annual Report on Form 10‑K for more information regarding our retirement benefit plans.

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

The determination of the fair value requires us to make significant judgments and estimates, including projections of future cash flows from the reporting units. These estimates and required assumptions include estimated revenue and revenue growth rates, operating margins used to calculate projected future cash flows, future economic and market conditions and the estimated weighted average cost of capital (“WACC”). We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We adopted a quantitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2018. In performing this test, we determined fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and other indefinite-lived intangible assets during the fourth quarter of 2018 were (i) estimated cash flows based on financial projections for the periods from 2019 through 2022, which were extrapolated to perpetuity, (ii) terminal values based on terminal growth rates not exceeding 2% – 3% and (iii) discount rates, based on WACC, ranging from 8% to 10%. As a result of the impairment testing performed in 2018, 2017 and 2016, we concluded that (i) the fair value of goodwill significantly exceeded the carrying value of the reporting units and (ii) the fair value of trademarks and tradenames exceeded their carrying values. As a result, we did not record any impairment of goodwill, trademarks and tradenames in our consolidated statements of operations in any of these years.

Impairment of Definite-Lived Assets

Our definite-lived assets comprise property and equipment, acquired intangible assets and customer loyalty payments. We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. During the years ended December 31, 2018, 2017, and 2016, we recognized impairments of $18 million, $2 million and $11 million, respectively, in relation to definite-lived assets. Other than these, no indicators were identified during any of these years requiring further testing of our definite-lived assets for impairment.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2018, we recognized a credit of $12 million in respect of changes in the valuation allowance within the provision for income taxes in the consolidated statement of operations. This credit includes a $10 million net benefit realized following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. NOL carry forwards.

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

We use foreign currency forward contracts to manage foreign currency exchange rate risk associated with certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities. In order to hedge the risk of increase in U.S. interest rates, we have entered into interest rate swaps on a portion of our outstanding term loans balance covering a period from February 2017 through February 2022.

We are exclusively an end user of these derivative financial instruments. We do not engage in trading, market making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivative financial instruments through minimum credit standards and diversification of counterparties. Our counterparties are substantial investment and commercial banks with significant experience in providing such derivative financial instruments. More detailed information about these derivative financial instruments is provided in Note 12—Financial Instruments to the consolidated financial statements in this Annual Report on Form 10‑K.

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the U.S. dollar as of December 31, 2018. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

Interest Rate Risk

Our primary interest rate exposure as of December 31, 2018 was due to interest rate fluctuations in the U.S., specifically the impact of LIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that a 100 basis point increase or decrease in interest rates as of December 31, 2018, based on our outstanding floating rate debt balance, would increase or decrease, respectively, our annualized interest charge by $14 million, excluding the effect of fair value changes on our interest rate swaps.

In order to protect against potential higher interest costs resulting from increases in LIBOR interest rates, we entered into several interest rate swap derivative contracts, some of which commence in future periods. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated statement of operations. As of December 31, 2018, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to interest expense of $19 million, due to changes in the fair value of these swaps.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of December 31, 2018. We have determined, through the sensitivity analysis, that the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or a credit, respectively, of $39 million, on our consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F‑1 hereof.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Act) as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte LLP, an independent registered public accounting firm. Their attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Travelport Worldwide Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Travelport Worldwide Limited and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE LLP

London, United Kingdom

February 22, 2019

c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board”) currently consists of eight members.  Each Director is elected annually and serves until the next annual general meeting of shareholders or until his or her successor is duly elected or appointed, or their office is otherwise vacated. The name of each director, his or her position with the Company and principal occupations and directorships held with other public companies during the past five years are set forth below. In addition to the information presented below regarding each director’s experience, skills and attributes that contribute to the effectiveness of the Board as a whole, each director possesses valuable business management and leadership experience, demonstrates an ability to exercise sound judgment and business acumen and brings unique perspective to the Board.

The following table sets forth information about our directors as of February 20, 2019.

Name	Age	Position
Gordon A. Wilson	52	President and Chief Executive Officer, Director
Douglas M. Steenland	67	Chairman of the Board
Elizabeth L. Buse	58	Director
Steven R. Chambers	60	Director
Michael J. Durham	68	Director
Scott E. Forbes	61	Director
Douglas A. Hacker	63	Director
John B. Smith	61	Director

Biographical Information for Directors

Gordon A. Wilson.   Mr. Wilson has served as our President and Chief Executive Officer (“CEO”), as well as a member of our Board, since June 2011. Mr. Wilson is chairman of the Board of Directors of eNett International (Jersey) Limited (“eNett”), our majority-owned subsidiary, since April 2016. Mr. Wilson served as our Deputy Chief Executive Officer from November 2009 until June 2011 and as President and Chief Executive Officer of Travelport’s Global Distribution System (GDS) business (which included the Airline IT Solutions business) since January 2007. Mr. Wilson has 30 years of experience in the electronic travel distribution and airline IT industry. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of business-to-business (B2B) International Markets for Cendant’s Travel Distribution Services Division from July 2005 to August 2006 and for Travelport’s B2B International Markets from August 2006 to December 2006, as well as Executive Vice President of International Markets from 2003 to 2005. From 2002 to 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2002, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa based in Johannesburg, General Manager of Galileo Portugal and Spain based in Lisbon, and General Manager of Airline Sales and Marketing based in the United Kingdom. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries. Mr. Wilson was selected to serve on our Board because of the leadership skills, strategic guidance and experience he brings as our President and Chief Executive Officer and operational expertise from his prior experience in the industry. Since January 2019, Mr. Wilson serves as a non-executive director of William Hill PLC.

Douglas M. Steenland.   Mr. Steenland has served as Chairman of our Board since May 2013 and as Chairman of our Nominating and Corporate Governance Committee since our initial public offering in September 2014 (“IPO”). Mr. Steenland served as a member of our Audit Committee from August 2011 until March 2014 and our Compensation Committee from August 2011 until our IPO. Mr. Steenland served as our Vice Chairman from August 2011 until May 2013. Mr. Steenland is chairman of the board of directors of American International Group, Inc. and a member of the board of directors of Hilton Worldwide Holdings Inc., each a New York Stock Exchange (“NYSE”)-listed company.

Mr. Steenland previously held numerous executive roles during seventeen years with Northwest Airlines Corporation, most recently as President and Chief Executive Officer, from October 2004 until its merger with Delta Air Lines Inc. in October 2008. In the past ten years, Mr. Steenland has also served as a director of Northwest Airlines Corporation, Delta Air Lines, Inc. and Performance Food Company. Mr. Steenland was selected to serve on our Board because of his industry expertise, strategic guidance and experience as a member of the boards of directors of other companies.

Elizabeth L. Buse.   Ms. Buse has been a member of our Board and a member of our Nominating and Corporate Governance Committee since our IPO and a member of our Compensation Committee since March 2017. Ms. Buse also serves on the board of directors of eNett, our majority-owned subsidiary, since March 2016. Since June 2018, Ms. Buse serves on the board of directors of U.S. Bancorp, a NYSE – listed company. Ms. Buse was Chief Executive Officer of Monitise PLC from March 2015 until September 2015. From June 2014 until March 2015, Ms. Buse was Co-Chief Executive Officer of Monitise. Before joining Monitise, Ms. Buse held numerous executive roles during her sixteen years with Visa, Inc., most recently as Executive Vice President and Global Executive focusing on Solutions. Ms. Buse previously served on the board of directors of Monitise PLC. Ms. Buse was selected to serve on our Board because of her payments industry expertise and experience as a member of the boards of directors of other public and private companies.

Steven R. Chambers.   Mr. Chambers has been a member of our Board since April 2015 and a member of our Compensation Committee since June 2015. From 2005 to 2014, Mr. Chambers was Executive Vice President and Chief Information Officer of Visa Europe Ltd. where he was responsible for the development and delivery of the organization’s IT systems (including the transaction processing operations). Mr. Chambers has spent most of his professional career in the payments business. Prior to Visa Europe, Mr. Chambers held various positions with ACI Worldwide, Inc., First Data Resources and Electronic Data Systems Corporation. Mr. Chambers was selected to serve on our Board because of his technology industry expertise.

Michael J. Durham.   Mr. Durham has been a member of our Board and chairman of our Audit Committee since our IPO. From 2000 to 2012, Mr. Durham was President and Chief Executive Officer of Cognizant Associates, a consulting company he founded. Before founding Cognizant, he served as Director, President and Chief Executive Officer of The Sabre Group. He held those positions from October 1996 until October 1999. Prior to that, Mr. Durham worked at AMR Corp./American Airlines, serving as Senior Vice President and Treasurer of AMR Corporation and Senior Vice President of Finance and Chief Financial Officer of American Airlines until he assumed the position of President of Sabre. During the preceding years, Mr. Durham served on the boards of directors of numerous publicly traded and privately held companies. Mr. Durham currently serves on the Board of Laureate Education, Inc., a Nasdaq-listed company. Mr. Durham was selected to serve on our Board because of his financial and industry expertise and experience as a member of other boards of directors.

Scott E. Forbes.   Mr. Forbes has been a member of our Board and our Audit Committee since July 2016. Mr. Forbes has over 35 years of operations, finance and online experience across a range of industry sectors. Mr. Forbes currently serves as chairman of two London Stock Exchange-listed companies: Ascential plc, an international business to business media company, and Rightmove Group plc, the U.K.’s leading property website. Mr. Forbes also serves as chairman of Cars.com, Inc. an online automobile advertising company listed on the NYSE, and chairman of the Innasol Group Limited, a leading U.K. renewable energy company, and was previously Chairman of Orbitz Worldwide, Inc., one of the world’s largest online travel agencies, until its sale to Expedia in September 2015. Before that, Mr. Forbes spent 15 years at Cendant Corporation, which was formerly the largest provider of travel and residential property services worldwide. While at Cendant Corporation, Mr. Forbes held a number of senior executive roles including Group Managing Director of Cendant Europe, Middle East, Africa and Asia. Mr. Forbes was selected to serve on our Board because of his financial and industry experience and experience as a member and chairman of other boards of directors.

Douglas A. Hacker.   Mr. Hacker has been a member of our Board, chairman of our Compensation Committee and a member of our Audit Committee since our IPO. Mr. Hacker served as Executive Vice President, Strategy of UAL Corporation from 2002 to 2006 and as President of UAL Loyalty Services from 2001 to 2002. Prior to that, Mr. Hacker served as Chief Financial Officer of United Airlines from 1994 to 2001. Mr. Hacker is currently an independent business executive and, as such, he serves on the boards of directors of the public entities of Aircastle Limited, Columbia Mutual Funds and SpartanNash Company. Mr. Hacker previously served on the board of directors of SeaCube Container Leasing

Ltd. Mr. Hacker was selected to serve on our Board because of his industry expertise and experience as a member of other boards of directors of other public and private companies.

John B. Smith.   Mr. Smith has been a member of our Board and our Nominating and Corporate Governance Committee since March 2017. Mr. Smith has over 25 years’ experience in consumer businesses, most recently as Chief Operating Officer of Burberry Group PLC. Mr. Smith also spent 23 years at the British Broadcasting Corporation (BBC). Mr. Smith was Chief Executive of the BBC’s commercial arm, BBC Worldwide from 2004 to 2012 and, prior to that, held a variety of positions, including Chief Operating Officer and Director of Finance, Property & Business Affairs. Mr. Smith currently serves as a director of Superdry Plc and previously served as a director of Burberry and a non-executive director of Severn Trent plc and Vickers PLC, as well as on the Accounting Standards Board from 2001 to 2004. Mr. Smith was selected to serve on our Board because of his industry experience and experience as a member of other boards of directors.

Board Composition

Our Board currently consists of eight directors. Our bye-laws provide that our Board shall consist of such number of directors being not less than two directors and not more than fifteen directors as the Board may from time to time determine. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Each director elected to the Board serves a one-year term, ending at the next annual general meeting or until his or her successor is elected or appointed, or their office is otherwise vacated.

Board of Directors Meetings

Our Board held four in-person and twelve telephonic meetings during 2018. In 2018, all directors attended at least 75% of the aggregate number of meetings of the Board and committees of the Board on which they served. We expect all directors to attend each regularly scheduled Board meeting. Attendance of our directors at the Company’s annual general meeting of shareholders is strongly encouraged, and our goal is for a representative of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee to be present at each annual general meeting. The 2018 annual general meeting of shareholders was attended by each member of our Board, including the chairperson of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Board Executive Sessions

The non-management directors of the Board regularly meet alone without any members of management being present. Our Chairman, Mr. Steenland, presides at these executive sessions.

Board Committees and Membership

Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The charter of each committee is available, free of charge, on our website at www.travelport.com under “Investor Center—Governance—Committee Charters.”

Audit Committee

The Audit Committee provides assistance to the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls, including those under Sarbanes-Oxley. The Audit Committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management. Our Audit Committee is also responsible for the review, approval or ratification of  “related-person transactions” between us or our subsidiaries and related persons. See “Related Party Transactions—Review, Approval or Ratification of Related Person Transactions.”

The current composition of the Audit Committee is Michael Durham, Scott Forbes and Douglas Hacker, with Michael Durham serving as the chairman.

The Board has determined that Michael Durham and Douglas Hacker qualify as “audit committee financial experts” as defined under applicable SEC rules and also meet the criteria for independence of audit committee members set forth in Rule 10A-3(b)(i) of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The current composition of the Compensation Committee is Douglas Hacker, Elizabeth Buse and Steven Chambers, with Douglas Hacker serving as the chairman.

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

The current composition of the Nominating and Corporate Governance Committee is Douglas Steenland, Elizabeth Buse and John Smith, with Douglas Steenland serving as the chairman.

Role of Our Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements and review with our independent auditors the adequacy and effectiveness of our internal controls over financial reporting. Our Nominating and Corporate Governance Committee is responsible for periodically evaluating our corporate governance policies and system in light of the governance risks that we face and the adequacy of our policies and procedures designed to address such risks. Our Compensation Committee is responsible for assessing and monitoring whether any of our compensation policies and programs are reasonably likely to have a material adverse effect on us.

Corporate Governance

We have a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. In addition, we have a Code of Ethics for Senior Managers. Our Code of Business Conduct and Ethics and Code of Ethics for Senior Managers can be accessed on our website at www.travelport.com. Amendments to, and waivers from, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Managers will be posted on our website.

The purpose of our codes is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors.

We have also posted current copies of our Corporate Governance Guidelines and Committee charters on the “Investor Center—Governance” section of our website at www.travelport.com.

You may also obtain copies of these materials for free by writing to our Corporate Secretary at: Travelport Worldwide Limited, Attention: Corporate Secretary, Axis One, Axis Park, Langley, Berkshire SL3 8AG, United Kingdom.

Limitations of Liability and Indemnification Matters

Section 98 of the Companies Act 1981, as amended, of Bermuda provides generally that a Bermuda company may indemnify its directors, officers and auditors against any liability which by virtue of any rule of law would otherwise be imposed on them in respect of any negligence, default, breach of duty or breach of trust, except in cases where such liability arises from fraud or dishonesty of which such director, officer or auditor may be guilty in relation to the company. Section 98 further provides that a Bermuda company may indemnify its directors, officers and auditors against any liability incurred by them in defending any proceedings, whether civil or criminal, in which judgment is awarded in their favor or in which they are acquitted or granted relief by the Supreme Court of Bermuda pursuant to Section 281 of the Companies Act.

We have adopted provisions in our bye-laws that provide that we will indemnify our officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty. Our bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or in right of the Company, against any of our directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer. Section 98A of the Companies Act permits us to purchase and maintain insurance for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty or breach of trust, whether or not we may otherwise indemnify such officer or director. We have purchased and maintain a directors’ and officers’ insurance policy for such a purpose.

In addition, we and one or more of our subsidiaries have entered into agreements that indemnify our directors, executive officers and certain other employees. Such agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our directors and executive officers.

As of the date of this Annual Report on Form 10-K, we are not aware of any pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted, nor are we aware of any threatened litigation or proceeding that might result in a claim for indemnification.

Executive Officers

The following table sets forth information about our executive officers as of February 20, 2019.  Each executive officer is appointed by the Board to hold office at the discretion of the Board and may be removed at any time by the Board with or without cause.

Name	Age	Position
Gordon A. Wilson	52	President and Chief Executive Officer, Director
Bernard Bot	53	Executive Vice President and Chief Financial Officer
Stephen Shurrock	48	Executive Vice President and Chief Commercial Officer
Matthew Minetola	56	Executive Vice President and Global Chief Information Officer
Margaret K. Cassidy	59	Executive Vice President and General Counsel

Biographical information for our President and Chief Executive Officer is set forth above under “Board of Directors—Biographical Information for Directors.” Biographical information for all other present executive officers is set forth below.

Bernard Bot.   Mr. Bot is our Executive Vice President and Chief Financial Officer and is responsible for all aspects of finance and accounting, internal control, decision support and financial planning and analysis globally. Prior to joining Travelport in January 2016, Mr. Bot served as Chief Financial Officer and member of the board of directors of Aer Lingus plc, Ireland’s national airline, from September 2014 until October 2015. Before joining Aer Lingus, Mr. Bot served as Chief Financial Officer and member of the board of directors of TNT Express N.V., the international courier company listed on NYSE Euronext Amsterdam, from May 2011 until June 2014. From August 2010 until April 2011, Mr. Bot served as Chief Financial Officer and member of the board of directors of TNT N.V. Mr. Bot’s early career was spent with global management consulting firm, McKinsey & Company, where he spent twelve years, latterly as partner.

Stephen Shurrock.   Mr. Shurrock has served as our Executive Vice President and Chief Commercial Officer since January 2016 with global responsibility for sales, customer engagement, marketing, product strategy, pricing, supplier services/content, customer support and market research. Previously, Mr. Shurrock was Chief Executive Officer of the Consumer Division of Telefonica, one the largest communications companies in the world, from September 2014 to December 2015, where Mr. Shurrock was responsible for both the consumer business and digital divisions globally. Mr. Shurrock’s prior roles with Telefonica include Chief Executive Officer of O2 Ireland and Chief Executive Officer of Telefonica’s New Digital Business and Innovation division. Before joining Telefonica/O2 in 2001, Mr. Shurrock was Chief Financial Officer of U.K.-based web portal Excite.

Matthew Minetola.   Mr. Minetola is our Executive Vice President and Global Chief Information Officer, with responsibility for leading our Technology organization and the technical delivery of our Travel Commerce Platform. Before joining Travelport in December 2014, Mr. Minetola gained extensive experience in the hardware, software and banking industries over a 30 year period, holding a number of senior, IT leadership roles in various high profile global organizations. Prior to Travelport, Mr. Minetola most recently worked for HP where he spent over 14 years in various global roles, including serving as Chief Information Officer for their financial services business and also spending three years leading the technology organization for their print business. Mr. Minetola was also Senior Vice President of Information Services for Bank One/ First USA Bank — Chase Card Services where he was responsible for driving the bank’s international expansion, leading their distributed computing organization and strategy and overseeing the technology organization of Bank One’s/Chase Internet bank. Earlier in his career, Mr. Minetola was Vice President of Corporate Technology at Advanta Corporation and Director of Worldwide Distributed Processing at Dun and Bradstreet.

Margaret K. Cassidy.   Ms. Cassidy became our Executive Vice President and General Counsel in July 2017, with responsibility for our legal, compliance and ethics and corporate secretarial functions. Ms. Cassidy previously served as our Group Vice President-Legal, where she managed legal issues related to commercial subscriber and supplier matters for Travelport’s Americas region. She also oversaw Travelport Digital and Hospitality legal matters globally, along with managing issues relating to antitrust, licensing, litigation and other legal and regulatory matters. Ms. Cassidy joined our predecessor, Worldspan, and served as Vice President, Associate General Counsel. Prior to joining the company, Ms. Cassidy was an associate with Alston & Bird LLP.

ITEM 11. EXECUTIVE COMPENSATION

The purpose of this Compensation Discussion and Analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “Named Executive Officers,” who consist of our principal executive officer, our principal financial officer, and the three other most highly compensated executive officers. For the year ended December 31, 2018, our Named Executive Officers were:

•	Gordon A. Wilson, our President, Chief Executive Officer and Director;
•	Bernard Bot, our Executive Vice President and Chief Financial Officer;
•	Stephen Shurrock, our Executive Vice President and Chief Commercial Officer;
•	Matthew Minetola, our Executive Vice President and Chief Information Officer; and
•	Margaret K. Cassidy, our Executive Vice President and General Counsel.

The provisions of the Merger Agreement impact how our outstanding equity awards are treated upon closing of the Merger and how we will compensate our Named Executive Officers going forward.  To the extent that this Compensation Discussion and Analysis describes our philosophies and policies, such descriptions should be interpreted as being made with respect to 2018 (and, to the extent applicable, prior fiscal years) and should only be interpreted as applying to 2019 and beyond to the extent that the Merger is not consummated, except for when specifically discussed otherwise (see “—Potential Payments Upon Termination of Employment and/or Change in Control” below). In addition, the Merger Agreement contains certain interim operating covenants applicable between the signing of the Merger Agreement and the consummation of the Merger that may impact our ability to compensate our Named Executive Officers, including changing their annual base salaries or target bonuses, changing the terms of their outstanding equity awards or granting new equity awards.

Compensation Practices

Our Compensation Committee works to implement compensation practices that are best practices for public companies:

What We Do	What We Don’t Do

✓Variable compensation.   Our executive compensation program is designed so that a significant portion of our executives’ compensation is variable based on  performance over the long and short-term, and more than half of the compensation opportunity for our executive officers is equity-based to properly align the interests of our executive officers and shareholders. We also cap incentive compensation opportunities to manage risk-taking.

✓Performance-based incentives.   We use performance-based annual (cash-based) and long-term (equity) incentives, each with different performance metrics. PSUs typically make up 75% of the grant date value of our annual equity awards.

✓Multi-year vesting requirements.   The equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives.

✓Share ownership policy.   Our share ownership policy requirements are five times base salary for our President and CEO, three times base salary for our other Named Executive Officers and one or two times base salary for other senior executives.

✓Clawback policy.   We have a compensation recovery policy (also referred to as a “clawback” policy) for applicable executives, including our Named Executive Officers.

✓Independent Compensation Committee consultant.   The Compensation Committee has engaged its own compensation consultant to assist with the review and analysis of our executive compensation program. This consultant performs no other consulting or other services for us.

XNo tax reimbursements.   We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites, other personal benefits (other than standard relocation benefits) or on any severance or change-in-control payments or benefits.

XNo special health or welfare benefits.   Our executive officers participate in broad-based company-sponsored health and welfare benefits programs generally on the same basis as our other full-time employees.

XHedging and pledging prohibited.   Our insider trading policy prohibits our executive officers and members of our Board from hedging or pledging any of their Travelport common shares.

XNo stock option repricings.   We prohibit the repricing of outstanding options to purchase our common shares without prior shareholder approval.

XNo single trigger vesting upon a change in control.   We do not automatically accelerate unvested equity grants upon a change in control, and our award agreements contain a double trigger provision, i.e. require a covered termination following a change in control; however, the Merger Agreement provides for the acceleration of outstanding equity awards, as set forth in more detail below.

XNo dividends on unvested performance or other share units.   We do not pay dividends on PSUs or RSUs before such awards are vested.

Compensation Philosophy and Objectives

We have strived to create an executive compensation program that provides both short-term and long-term payments and awards in order to:

•	attract and retain talent from within the highly competitive global marketplace;

•	ensure a performance-based delivery of pay that aligns our Named Executive Officers’ rewards with our shareholders’ interests;
•	compensate our Named Executive Officers in a manner that incentivizes them to manage our business to meet our long-term objectives;
•	compensate our Named Executive Officers in a manner commensurate with their and our performance; and
•	promote a long-term commitment to us.

To achieve these goals, we implemented a program consisting of (i) base salary; (ii) annual performance cash bonus; and (iii) significant long-term incentive awards with a mix of time and performance related vesting conditions. In addition, we provide certain perquisites and other benefits that are more fully described below. The vesting conditions attached to our equity awards — which require three or more years of service for full vesting, with 75% of such awards subject to performance-based vesting — are aligned with our compensation objectives. In addition, executive officers are required to own a significant number of our common shares, which further aligns our executives’ long-term interests with our shareholders’ interests. Details of our share ownership guidelines are provided below under “Other Compensation Policies—Share Ownership Policy.”

Compensation Process

Our Compensation Committee reviews and approves the compensation of our Named Executive Officers, as well as overseeing our executive compensation programs and initiatives. In discharging these functions, our Compensation Committee has historically taken into account multiple factors, including information (such as market data) provided by third-party compensation consultants and others, as well as our Chief Executive Officer’s judgment and knowledge of our industry. Our Chief Executive Officer annually reviews each other executive officer’s (including our other Named Executive Officers) performance with the Compensation Committee and recommends appropriate base salary, cash performance awards and grants of long-term incentive awards for all other executive officers.

The Compensation Committee annually reviews our Chief Executive Officer’s performance and total compensation based on its assessment of his performance. During 2018, the Compensation Committee met outside the presence of our executive officers with regard to discussions specifically addressing our Chief Executive Officer’s compensation. For all other Named Executive Officers, the Compensation Committee met outside the presence of our executive officers except our Chief Executive Officer.

The Compensation Committee has retained Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant to advise the Compensation Committee on matters relating to the amount and form of executive and director compensation. At the Compensation Committee’s request, Pay Governance prepared analyses and reports on market pay for our Named Executive Officers and information on trends and policies relating to compensation, including the selection of our peer group when needed, as set forth in more detail below. In addition, Pay Governance provided advice on the drafting of the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Pay Governance attends meetings, as appropriate, at the invitation of the Compensation Committee, and meets with our management from time to time to collect pay data and information about the business. To ensure the independence of Pay Governance, the Compensation Committee annually reviews its work and relationship. During 2018, Pay Governance did not perform any additional services for us or any of our affiliates.

To ensure we understand the external labor market and competitive pay environment, we historically have reviewed information on competitive pay levels for our Named Executive Officers using compensation surveys and compared our compensation against a range of public companies in our industry. The Compensation Committee, in consultation with Pay Governance, used a peer group that includes 20 companies for decisions it made in 2018. The peer group was developed by considering companies based on similarities in revenue size and market capitalization, as well as business sector. We use the peer group information, focused on the levels approximating the median, as one factor in establishing pay levels. Although we believe external market data is very useful, we also will consider other factors, such as previous experience, future potential and performance, in establishing pay levels.

The peer group used in 2018 consists of the following companies, some of which were involved in corporate transactions in 2018 that resulted in them no longer being stand-alone public companies:

•     ACI Worldwide, Inc.

•     Alliance Data Systems Corporation

•     Blackhawk Network Holdings, Inc. (acquired by Silver Lake Partners and P2 Capital Partners)

•     Broadridge Financial Solutions, Inc.

•     Citrix Systems, Inc.

•     CoreLogic, Inc.

•     DST Systems Inc. (acquired by SS&C Technologies Holdings, Inc.)

•     Equinix, Inc.

•     Fiserv, Inc.

•     Global Payments Inc.

•     Groupon, Inc.

•     Jack Henry & Associates Inc.

•     Moneygram International Inc.

•     Paychex, Inc.

•     Sabre Corp.

•     SS&C Technologies Holdings, Inc.

•     Synopsys Inc.

•     Total System Services, Inc.

•     Vantiv, Inc. (merged with Worldpay, Inc.)

•     VeriFone Systems, Inc. (acquired by Francisco Partners)

The Compensation Committee used the foregoing peer group for decisions it made in 2018, including the grants of long-term incentive awards that were made to our Named Executive Officers in March 2018 and the base salary increases that took effect on July 1, 2018. To the extent the Compensation Committee makes similar decisions about the compensation of our Named Executive Officers going forward, we will revisit the peer group, including to address the corporate transactions impacting the above peer group.

Elements of Compensation and Pay Mix

We use the particular elements of compensation described below because we believe that they provide a well-proportioned mix of secure compensation, retention value and performance-based compensation. We believe that this will produce short-term and long-term performance incentives that reward our executive officers for superior operational performance and value creation for our shareholders. The mix of metrics used for our annual performance bonus and long-term incentive program likewise provides an appropriate balance between different metrics, as well as short-term and long-term performance. The following is a description of our ongoing compensation elements for our Named Executive Officers and the objectives they are designed to support.

In total, these elements support the objective to balance rewards between short-term results and the long-term strategic decisions needed to ensure sustained business performance over time.

Compensation Element	Description	Connection to Objectives
Base Salary	A fixed level of compensation for the year; used to define short-term incentive compensation opportunities.	Provide a competitive baseline of pay.
Annual Bonus

The bonus is intended to provide competitive annual performance- based opportunity tied to the achievement of financial metrics, operational performance and strategic initiatives within our annual business plan.

Each executive has a target bonus that is a percentage of base salary, and all of our Named Executive Officers have a target bonus of 100% of base salary (with the exception of Mr. Wilson, our President and CEO, whose target bonus is 150% of base salary).

Actual bonus payments are driven by business performance against financial metrics, operational performance and strategic initiatives, as well as individual performance.

Each executive who is eligible for our annual bonus plan can earn up to 200% of target bonus for over-performance against financial metrics, operational performance and strategic initiatives, once funding targets are achieved.

Reward strong short-term business performance achievements. Vary cash-based compensation based on individual, Company and business results.
Long-Term Incentive Plan (LTIP)

In 2018, our LTIP mix was:

•        25% in RSUs with time-based vesting over four years; and

•        75% (at target) in PSUs with time and performance-based vesting based on three-year cumulative Adjusted Income per Share (diluted) (“EPS”) results as compared with an EPS goal, subject to the TSR modifier described below under Long-Term Incentives.

Align a significant amount of executive compensation with longer-term business performance and share price appreciation such that a significant portion of the grant date value of senior executives’ LTIP awards is dependent upon our performance, thus aligning shareholder and executive interests.

Compensation Element	Description	Connection to Objectives
Other Executive Benefits and Perquisites

We provide for comprehensive benefits to our executives, which are generally consistent with the benefits that are offered to other employees. We offer a limited array of perquisites to our executives.

Our U.S. and U.K. employees are generally eligible for broader employee benefit plans, such as medical and employee share purchase plans. In addition, our Named Executive Officers are eligible for certain other benefits and perquisites, including:

For both U.S. and U.K. executives:

•        defined contribution plans (including a 401(k) plan in the U.S.);

•        life insurance, subject to certain limitations; and

•        relocation and related expenses, such as housing benefits (when applicable).

For U.S. executives only:

•        deferred compensation plan.

For U.K. executives only:

•        cash car allowance per U.K. market practice;

•        family cover for private medical insurance; and

•        financial planning and tax preparation;

For Mr. Wilson (U.K. executive) only:

•        cash allowance in lieu of previously-provided company car;

•        travel allowance; and

•        cash contributions in lieu of defined contribution plans due to changes in U.K. tax rules.

For Ms. Cassidy (U.S. executive) only:

•        defined benefit pension benefits in our U.S. frozen plans.

Balance the desire to maintain limited perquisites with the need to attract and retain highly qualified executives. Based on U.K. and U.S. market norms.

Base Salary

We believe that a competitive base salary is essential in attracting and retaining key executive talent. The base salary established for each of our Named Executive Officers is intended to reflect each individual’s responsibilities, experience, prior performance and other discretionary factors deemed relevant by our Compensation Committee. Base salary also is designed to provide our Named Executive Officers with income that is not contingent on short-term variations in our performance. Our Compensation Committee determines the appropriate base salary after a review of market data and discussions with our Chief Executive Officer (except with respect to the Chief Executive Officer’s salary), taking into account our Named Executive Officers’ experience with reference to the base salaries of similarly-situated executives in our peer group and the general level of pay increases across the Company.

The base salaries paid to our Named Executive Officers for 2018 are set forth in the Summary Compensation Table below. Salaries for each of our Named Executive Officers were increased by 2% as of July 1, 2018.  The year-over-year changes in the base salaries for our U.K.-based Named Executive Officers, as reported in the Summary Compensation Table below, appear to fluctuate more than the amounts by which they were actually increased due to fluctuations in the value of the British pound compared to the U.S. dollar that impacts all cash-based compensation paid to U.K.-based Named Executive Officers, including base salaries.

Annual Bonus

Our Compensation Committee has the authority to award annual cash bonuses to our executive officers, which are subject to our performance bonus plan. The annual cash bonuses are intended to reward the achievement of corporate performance objectives. Our annual bonus program satisfies our goal of incentivizing our executive officers to achieve, and rewarding them for achieving, primarily annual financial metrics, operational performance and strategic initiatives important to the success of our business.

Generally, at the commencement of an executive officer’s employment with us, our Compensation Committee, after discussion with our Chief Executive Officer, sets a target level of bonus compensation that is structured as a percentage of such executive officer’s base salary. In this regard, the employment agreements for our Named Executive Officers specifically provide that the target bonus percentage for Mr. Wilson is 150% of his base salary and, for Messrs. Bot, Shurrock and Minetola and Ms. Cassidy, is 100% of their base salary. Our Named Executive Officers can each earn up to 200% of their target bonus if the financial metrics, operational performance and strategic initiatives are exceeded.

Our annual bonus program for 2018 was primarily formulaic and was awarded to our Named Executive Officers based on the achievement of specified Adjusted Operating Income and other performance factors. Based on this achievement, our Named Executive Officers will be paid bonuses for 2018 at 71% of target, as set forth in more detail below. For 2019, the funding of our annual bonus plan also will be based on Adjusted Operating Income. In addition, payment of annual bonuses will continue to be assessed against the achievement of financial metrics, operational performance and strategic initiatives, as well as individual performance.

The bonus calculations for our Named Executive Officers for 2018, which are also set forth in the Summary Compensation Table below, were:

	Base Salary		Target Bonus	Bonus Payment	2018 Bonus
Named Executive Officer	($)(1)		(%)	(% of Target)	($)
Gordon A. Wilson – President, CEO and Director	734,196	(2)	150%	71%	781,919
Bernard Bot – EVP and CFO	500,588	(2)	100%	71%	355,418
Stephen Shurrock – EVP and CCO	500,588	(2)	100%	71%	355,418
Matthew Minetola – EVP and CIO	409,275		100%	71%	290,585
Margaret K. Cassidy – EVP and GC	357,000		100%	71%	253,470

(1)	Base salaries as of December 31, 2018 were used for bonus calculations.
(2)

For Messrs. Wilson, Bot and Shurrock, the bonus will be paid in British pounds, which amounts have been converted to U.S. dollars using the same exchange rate as used for the cash payments in the Summary Compensation Table below, as detailed in footnote (9) to that table.

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

The Compensation Committee carefully considered the best approach for long-term incentive opportunities as a public company. Our long-term incentive program grants are made pursuant to our Amended and Restated 2014 Omnibus Incentive Plan (the “Amended 2014 Equity Plan”) and are designed to achieve the following objectives:

•	Be primarily performance-based;
•	Use a mix of vehicles to recognize a combination of share price and operating performance;
•	Provide an appropriate pay opportunity focused on our long-term, versus short-term, success; and
•	Align executive interests with shareholder interests.

In 2018, the Compensation Committee awarded equity grants to each of our Named Executive Officers.

Size of Grants

The Compensation Committee established the size of the 2018 grants after reviewing total compensation and grant sizes for our peer group, as well as considering the individual performance, potential and experience of each member of the senior management team who received a grant. Awards for our Named Executive Officers were as follows, as set forth in more detail in the “Grants of Plan-Based Awards During 2018” table below:

2018 Target
Grant Value (1)
Name	($)
Gordon A. Wilson	4,400,000
Bernard Bot	1,500,000
Stephen Shurrock	1,300,000
Matthew Minetola	1,300,000
Margaret K. Cassidy	750,000

(1)

The Target Grant Value established by the Compensation Committee and displayed above for each grant is based on the applicable closing market price of our common shares at the time of the grant. Because the vesting of PSUs granted in 2018 is subject, in part, to adjustment based on market conditions (see Types of Equity Vehicles Used below), we are required to value the PSUs for accounting purposes, and for disclosure in the Summary Compensation Table, using the results of a Monte Carlo simulation of future results. The application of the Monte Carlo simulation increased the grant date fair value of the PSUs by 14.77% of the closing price of our common shares and the value of the full equity grant for each of our Named Executive Officers by 11.08% relative to the Target Grant Value.

Types of Equity Vehicles Used

Our 2018 LTIP grants followed the RSU/PSU structure and mix outlined above. The Compensation Committee selected this equity mix to provide a balanced grant that reflects operating performance, share price growth and retention as follows:

•	75% of the value of the grant is in the form of PSUs, with vesting tied to a three-year cumulative EPS goals with a TSR modifier, as follows:
o

The Compensation Committee set threshold, target and stretch EPS goals with corresponding vesting percentages at 50%, 100%, and 200%, respectively, and interpolation between threshold and target performance and between target and stretch performance.

o	The terms of the PSU awards granted include a TSR modifier provision that will determine the ultimate number of PSUs that will vest.
o

The preliminary vesting percentage will be determined based on the achievement of our cumulative EPS during the performance period, and then will be adjusted by as much as 25 percentage points, based on percentile ranking of our TSR for the same period.

o

Our percentile ranking will be determined against the companies that were included in the Russell 2000 Index at both the beginning and the end of the performance period, and the vesting percentage for the PSUs will be adjusted by one percentage point, up to a maximum of 25 percentage points, for each percentile rank by which our TSR for the period would differ from the median TSR of the Russell 2000 Index companies.

o

The final vesting percentage of the PSUs cannot be higher than 200%, and, if the actual EPS results are below the threshold EPS goal, the final vesting percentage will be 0%, even if the TSR modifier is positive.

o	The grant date fair value of these PSUs was determined using Monte Carlo simulation;
•

25% of the value of the grant is in the form of RSUs that vest in equal installments over four years. The grant date fair value of these RSUs was determined using the closing price of our common shares on the date of grant.

The Compensation Committee believes that this is the appropriate equity mix to retain and reward key executives and employees.

Timing of Equity Awards

Our Compensation Committee makes annual equity grants to executives and other key employees in the first quarter of each year, as reflected in our annual grants made to our Named Executive Officers on March 23, 2018. We do periodically provide some limited off-cycle new-hire, promotion and retention equity grants.

Other Executive Benefits and Perquisites

Our Named Executive Officers participate in broad-based welfare and retirement programs on substantially the same basis as other eligible employees, and they were eligible to participate in the Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (“2014 ESPP”). In addition, in 2018, as set forth in more detail above under Elements of Compensation and Pay Mix — Other Executive Benefits and Perquisites, we provided financial planning and tax preparation (U.K. only); deferred compensation with a Company match of 6% on certain executive contributions, as explained in more detail under Non-qualified Deferred Compensation Benefits in 2018 below (U.S. only); pension contributions and/or cash contributions in lieu of pension contributions (U.K. only); cash car allowance in accordance with market practice (U.K. only); family cover for private medical insurance (U.K. only); housing allowance (Mr. Bot only); life insurance, subject to certain limitations (U.K. and U.S.); and a cash allowance in lieu of a previously provided company car, as well as a travel allowance (Mr. Wilson only). Some of these benefits are legacy benefits that apply only to Mr. Wilson as the only Named Executive Officer who was appointed to his position as an executive officer prior to our initial public offering and, therefore, predate us being a public company.

Ms. Cassidy is the only Named Executive Officer who is eligible to receive benefits under our frozen qualified and non-qualified U.S. defined benefit pension plans, which are legacy benefits described in more detail below under Pension Benefits in 2018.

We believe these benefits are generally consistent with those offered by other companies, and, specifically, with those companies with which we compete for talent, in the applicable jurisdictions in which our Named Executive Officers are employed.

Employment Agreements and Severance and Change of Control Benefits

We believe that a strong, experienced management team is essential to our shareholders’ best interests. We have entered into employment or other written agreements with our Named Executive Officers (which are market practice in the U.K., where the majority of our Named Executive Officers are based) in order to set forth their terms and conditions of employment, including notice periods (or pay in lieu of notice) and/or severance pay, as applicable. In addition, the award agreements that govern our equity grants provide for accelerated vesting in certain circumstances, which would occur only if the executive officer’s employment with us is terminated by us without cause or, as applicable, the executive resigns as the result of a constructive termination. In certain cases described below, the agreements are different following a change in control, although, as noted above (and described in more detail below), the outstanding equity awards held by our Named Executive Officers will be cancelled and converted into right to receive an amount in cash upon consummation of the Merger. Certain restrictive covenants also are provided commensurate with these agreements to protect the Company. These benefits are enumerated and quantified in the sections captioned “Employment Agreements” and “Potential Payments Upon Termination of Employment and/or Change in Control” below. We do not provide “golden parachute” tax gross-ups.

Risk Assessment

In approving annual bonus and long-term incentive awards for our Named Executive Officers, the Compensation Committee assesses the risks associated with the adoption of these awards, including the performance measures and goals for the awards. For 2018, the Compensation Committee determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on us.

Our compensation programs and policies are intended to mitigate risk by balancing our focus on long-term and short-term measures of our performance, including our TSR. We believe that we encourage our executives to maintain both a short and long-term view with respect to our performance by:

•	Focusing on one-year results for bonuses and multi-year results for vesting of PSUs, and
•	Maintaining share ownership guidelines for executive officers and other executives, as detailed below under “Other Compensation Policies — Share Ownership Policy.”

In addition, all bonus payouts and the potential vesting of PSUs are capped, and we maintain multi-year vesting schedules for all long-term incentive awards.

Other Compensation Policies

We have adopted several policies that we believe are important components of a public-company executive compensation program, which are generally described below.

Share Ownership Policy

We have a share ownership policy that requires our directors and senior executives, including our Named Executive Officers, to have significant ownership of Travelport common shares. The Compensation Committee believes that our share ownership policy aligns the financial interests of our executives, including our Named Executive Officers, with those of our shareholders. The share ownership policy for our senior executives is as follows:

Position	Market Value of Shares That Must be Owned (As a Multiple of Base Salary)
Chief Executive Officer	Five
Executive Vice Presidents	Three
Senior Vice Presidents	Two
Group Vice Presidents	One

For purposes of calculating compliance with our share ownership policy, unvested RSUs are included, but PSUs and stock options are not included. Our share ownership policy generally allows a relevant director or key employee five years to attain the relevant ownership threshold. Mr. Wilson complied with the relevant ownership threshold at the time of our initial public offering in September 2014, and the remainder of our Named Executive Officers are in the five-year transition period (including Ms. Cassidy, who has five years from her promotion to Executive Vice President and General Counsel to meet the current threshold that applies to her, but previously met the prior threshold applicable to her).

Compensation Recovery Policy

We have a general compensation recovery (“clawback”) policy covering our annual and long-term incentive award plans and arrangements paid to our executive officers and certain other executives in advance of the final SEC rules implementing Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Our clawback policy is administered by the Compensation Committee and provides that, in the event of an accounting restatement of our consolidated financial statements due to our material non-compliance with any financial reporting requirements, the Compensation Committee has the discretion to clawback up to three years of such compensation for the period covered by such restatement.

Derivatives Trading and Hedging Policies

Our insider trading policy limits the timing and types of transactions in our securities by our employees, officers, including our Named Executive Officers and Section 16 officers, and members of our Board. Among other restrictions, our insider trading policy:

•

provides that no employee, officer, or member of our Board may acquire, sell, or trade in any put option or call option or engage in any short sale, including a short sale “against the box,” or trade in any call or other derivative on our securities, as well as any other derivative or hedging transactions on our securities;

•	prohibits our executive officers and members of our Board from pledging any of their common shares as collateral for a loan or other financial arrangement; and
•

allows certain officers, including our Named Executive Officers and Section 16 officers, members of our Board and certain employees to trade in our securities only during open trading window periods and only after they have pre-cleared such trades.

Tax and Accounting Considerations

Section 162(m) Compliance

Section 162(m) of the United States Internal Revenue Code (the “Code”) generally disallows public companies a tax deduction for federal income tax purposes of more than $1 million of compensation paid in a given taxable year to its “covered employees,” which is defined as the chief executive officer, each of the three other most highly-compensated executive officers, and, beginning with the 2018 taxable year, the chief financial officer. Currently, we have only two executive officers based in the U.S. to whom Section 162(m) applies. Beginning with the 2018 taxable year, the U.S. Tax Reforms eliminated the performance-based compensation exception. Notwithstanding the foregoing, the Section 162(m)-specific provisions of the U.S. Tax Reforms do not apply to compensation paid pursuant to a written contract in effect on November 2, 2017, unless such contracts are materially modified. Since our initial public offering, we have generally relied upon certain transition relief under Section 162(m), but, beginning with the 2018 taxable year, such transition relief was inapplicable. In approving the amount and form of compensation for our U.S. executive officers (of which there are currently only two), the Compensation Committee considers all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). The Compensation Committee believes that the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. As a result, the Compensation Committee reserves the discretion to approve compensation arrangements that may not be tax deductible for us or that do not comply with an exemption from the deductibility limit, when it believes that such arrangements are appropriate to attract and retain executive talent.

“Golden Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceed certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. During 2018, we did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999, and we have not agreed, and are not otherwise obligated, to provide any Named Executive Officer with such a “gross-up” or other reimbursement, including in connection with the Merger.

Accounting for Share-Based Compensation

We account for all our equity awards, including RSUs, PSUs and stock options, applying U.S. GAAP (see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K for accounting policy on equity-based compensation).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included herein.

THE COMPENSATION COMMITTEE
Douglas Hacker, Chairman
Elizabeth Buse
Steven Chambers

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2018.

							Change in Pension
						Non-Equity	Value and Non- Qualified
				Stock	Option	Incentive Plan	Deferred Compensation		All Other
		Salary	Bonus(1)	Awards(2)(3)(4)(5)	Awards(6)	Compensation(7)	Earnings		Compensation(8)		Total
Name and Position	Year	($)	($)	($)	($)	($)	($)		($)		($)
Gordon A. Wilson	2018	726,998	0	4,887,523	0	781,919	—		169,270	(11)	6,565,710
President, Chief Executive	2017	754,271	0	4,597,999	0	745,389	—		174,575		6,272,234
Officer and Director (9)	2016	679,690	0	3,074,996	1,025,000	876,800	—		157,284		5,813,770

Bernard Bot	2018	495,680	0	1,666,209	0	355,418	—		71,726	(11)	2,589,033
Executive Vice President	2017	514,275	0	1,567,497	0	338,813	—		75,826		2,496,411
and Chief Financial Officer (9)	2016	463,425	0	1,523,022	0	398,546	—		131,411		2,516,404

Stephen Shurrock	2018	495,680	0	1,444,037	0	355,418	—		26,954	(11)	2,322,089
Executive Vice President	2017	514,275	0	1,567,497	0	338,813	—		24,519		2,445,104
and Chief Commercial Officer (9)	2016	460,454	0	1,155,623	378,748	398,546	—		22,908		2,416,279

Matthew Minetola	2018	405,108	0	1,444,037	0	290,585	—		27,476	(11)	2,167,206
Executive Vice President	2017	385,096	0	1,045,011	0	260,813	—		37,177		1,728,097
and Chief Information Officer	2016	375,000	0	712,502	237,502	322,500	—		17,650		1,665,154

Margaret K. Cassidy	2018	353,365	0	833,105	0	253,470	0	(10)	38,999	(11)	1,478,939
Executive Vice President and General Counsel	2017	302,332	0	679,239	0	227,500	78,413		33,153		1,320,637

(1)	Amounts in this column do not include any amounts paid as annual incentive compensation (bonus), which are reported separately in the column entitled “Non-Equity Incentive Plan Compensation.”
(2)

Amounts included in this column reflect the grant date fair value computed in accordance with U.S. GAAP for RSUs and PSUs, including application of Monte Carlo valuation to determine the grant date fair value of the PSUs.

(3)

The corresponding maximum grant date fair value for the RSU and PSU awards for the applicable years are as follows: for Mr. Wilson: $5,124,998 for 2016, $8,095,995 for 2017 and $8,675,047 for 2018; for Mr. Bot: $2,446,040 for 2016, $2,759,998 for 2017 and $2,957,424 for 2018; for Mr. Shurrock: $1,932,502 for 2016, $2,759,998 for 2017 and $2,563,074  for 2018; for Mr. Minetola: $1,187,498 for 2016, $1,840,016 for 2017 and $2,563,074 for 2018; and for Ms. Cassidy: $1,195,983 for 2017 and $1,478,712 for 2018.

(4)	Dividends on equity held by our Named Executive Officers are not separately reported in this table.
(5)

Due to nominal rounding to the nearest share and the application of a Monte Carlo valuation, the 2018 Stock Awards in this Summary Compensation Table are not precisely the same as the figures in the “Size of Grants” table above in the Compensation Discussion and Analysis section.

(6)	Amounts included in this column reflect the grant date fair value for stock options computed in accordance with U.S. GAAP.
(7)	Amounts included in this column include amounts paid as annual incentive compensation under our performance-based bonus plans.
(8)	As detailed in footnote (4) above, any dividends paid to our Named Executive Officers are not included in All Other Compensation.
(9)

All amounts expressed for Messrs. Wilson, Bot and Shurrock (with the exception of equity awards) were paid in British pounds and have been converted to U.S. dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.2737 U.S. dollars to 1 British pound as of December 31, 2018; 1.3528 U.S. dollars to 1 British pound as of December 31, 2017; and 1.2358 U.S. dollars to 1 British pound as of December 31, 2016.

(10)

As the aggregate change in the actuarial present value of Ms. Cassidy’s accumulated benefits under our frozen defined benefit plans in the U.S. is a reduction, we have reflected a zero value as required by SEC rules. We do not provide above-market or preferential earnings on our non-qualified defined contribution plans such as our non-qualified deferred compensation plans, as described in more detail below under Non-qualified Deferred Compensation in 2018.

(11)	The benefits and perquisites for 2018 for our Named Executive Officers set forth in the “All Other Compensation” column above are as follows:

	Pension/ 401(k) Match	Supplemental Cash Pension Allowance	Deferred Compensation	Travel Allowance	Cash Car Allowance	Housing Allowance	Financial Planning & Tax Preparation	Life Insurance	Family Cover Private Medical Insurance (U.K. only)	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Gordon A. Wilson,	0	110,493	—	6,369	40,758	—	6,369	3,137	2,144	169,270
President, Chief Executive
Officer and Director

Bernard Bot,	12,753	—	—	—	19,488	31,455	2,356	2,138	3,536	71,726
Executive Vice President
and Chief Financial Officer

Stephen Shurrock,	0	—	—	—	19,488	—	3,184	2,138	2,144	26,954
Executive Vice President and
Chief Commercial Officer

Matthew Minetola,	16,500	—	8,469(1)	—	—	—	—	2,507	—	27,476
Executive Vice President and
Chief Information Officer

Margaret K. Cassidy,	16,500	—	19,910	—	—	—	—	2,589	—	38,999
Executive Vice President and
General Counsel

(1)	This figure reflects a discretionary company contribution made during 2018 to correct an administrative error, plus a 10% penalty that was assessed on Mr. Minetola because of the error.

Grants of Plan-Based Awards During 2018

On March 23, 2018, our Compensation Committee approved grants of RSUs and PSUs under the Amended 2014 Equity Plan to Messrs. Wilson, Bot, Shurrock and Minetola and Ms. Cassidy. The grants to our Named Executive Officers in 2018 were allocated 25% in RSUs and 75% in PSUs.

The RSUs will vest annually in four equal installments, and the PSUs will cliff vest in three years based on our achievement of a cumulative three-year EPS goal that was established at the time of the grant and will have the possibility of an additional 100% vesting of the grant of such PSUs based on the achievement of a stretch EPS performance that also was established at the same time, each subject to and on the terms and conditions set forth in the award agreements governing the grants, including the application of the TSR modifier described above under Types of Equity Vehicles Used. These grants were denominated in a total dollar value that was converted into a number of RSUs and PSUs based upon the closing price of our common shares on the grant date.

The following table shows our cash and equity awards for our Named Executive Offices for 2018:

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards:	Grant Date
			Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			Number of Shares	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock or Units	of Stock (2)(3)
Name	Type of Award	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)
Gordon A. Wilson,	Non-Equity Incentive Plan		440,517	1,101,294	2,202,587
President, Chief Executive Officer	RSUs(4)	03/23/2018							76,655	1,099,999
and Director	PSUs(5)	03/23/2018				114,983	229,965	459,930		3,787,524

Bernard Bot,	Non-Equity Incentive Plan		200,235	500,588	1,001,176
Executive Vice President	RSUs(4)	03/23/2018							26,132	374,994
and Chief Financial Officer	PSUs(5)	03/23/2018				39,199	78,398	156,796		1,291,215

Stephen Shurrock,	Non-Equity Incentive Plan		200,235	500,588	1,001,176
Executive Vice President	RSUs(4)	03/23/2018							22,648	324,999
and Chief Commercial Officer	PSUs(5)	03/23/2018				33,972	67,944	135,888		1,119,038

Matthew Minetola,	Non-Equity Incentive Plan		163,710	409,275	818,550
Executive Vice President	RSUs(4)	03/23/2018							22,648	324,999
and Chief Information Officer	PSUs(5)	03/23/2018				33,972	67,944	135,888		1,119,038

Margaret K. Cassidy,	Non-Equity Incentive Plan		142,800	357,000	714,000
Executive Vice President	RSUs(4)	03/23/2018							13,066	187,497
and General Counsel	PSUs(5)	03/23/2018				19,600	39,199	78,398		645,608

(1)	As noted in footnote (7) to the Summary Compensation Table above, these amounts reflect our 2018 annual performance-based bonus plan.
(2)

The PSUs granted in 2018 will be eligible to vest based on our achievement as compared to threshold (50%), target (100%) and stretch (200%) cumulative three-year EPS goals (subject to a TSR modifier) set by the Compensation Committee, with pro-rata vesting if EPS goals are achieved between threshold and target performance or between target and stretch performance.

(3)

These amounts reflect the grant date fair value of the awards computed in accordance with U.S. GAAP. See footnote (2) to the Summary Compensation Table above. As noted in footnote (5) to the Summary Compensation Table above, due to nominal rounding to the nearest share, and the application of a Monte Carlo valuation, the stock awards in this Grants of Plan-Based Awards During 2018 table are not precisely the same as the figures in the “Size of Grants” table above in the Compensation Discussion and Analysis section.

(4)	The RSUs granted in 2018 vest over four years in equal annual installments.
(5)

The PSUs granted in 2018 will be eligible to vest on April 15, 2021, with the vesting percentage to be based on our achievement of a cumulative three-year EPS goal, subject to the TSR modifier. In the table above, the compensation expense for the PSUs awarded during 2018 is based on the assumption of achieving target performance, which would result in vesting of 100% of the PSUs. We have estimated expected vesting of 0% of such PSUs in our consolidated financial statements included in this Annual Report on Form 10-K.

Employment Agreements

We have employment or other written agreements with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. Written employment agreements are market practice in the U.K., where three of our Named Executive Officers are based. We have also granted our Named Executive Officers equity-based awards. The severance arrangements for our Named Executive Officers are described below under “— Potential Payments upon Termination of Employment and/or Change in Control.”

Gordon A. Wilson, President, Chief Executive Officer and Director

Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a service agreement with Mr. Wilson on May 31, 2011 (as amended on November 7, 2012) in connection with Mr. Wilson’s assumption of the role of President and Chief Executive Officer. The service agreement continues until it is terminated by either party giving to the other at least 12 months prior written notice. If full notice is not given, we will pay base salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is eligible for a target annual bonus of 150% of his base salary. Mr. Wilson’s current annual base salary is £576,428.

Bernard Bot, Executive Vice President and Chief Financial Officer

Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a contract of employment with Mr. Bot effective January 1, 2016. Mr. Bot’s employment agreement with us continues until it is terminated by us giving at least 12 months prior written notice or Mr. Bot giving us six months prior written notice. If full notice is not given, we will pay base salary in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Bot is eligible for a target annual bonus of 100% of his base salary. Mr. Bot’s current annual base salary is £393,019.

Stephen Shurrock, Executive Vice President and Chief Commercial Officer

Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a contract of employment with Mr. Shurrock effective January 4, 2016. Mr. Shurrock’s employment agreement with us continues until it is terminated by us giving at least 12 months prior written notice or Mr. Shurrock giving us six months prior written notice. If full notice is not given, we will pay base salary in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Shurrock is eligible for a target annual bonus of 100% of his base salary. Mr. Shurrock’s current annual base salary is £393,019.

Matthew Minetola, Executive Vice President and Chief Information Officer

Travelport, LP, our wholly-owned, indirect subsidiary, entered into a letter agreement with Mr. Minetola, pursuant to which his employment with us commenced on December 1, 2014. Mr. Minetola is eligible for a target annual bonus of 100% of his base salary. Mr. Minetola’s current annual base salary is $409,275.

Margaret K. Cassidy, Executive Vice President and General Counsel

Travelport, LP, our wholly-owned, indirect subsidiary, entered into a letter agreement with Ms. Cassidy, pursuant to which her promotion took effect on July 1, 2017. Ms. Cassidy is eligible for a target annual bonus of 100% of her base salary. Ms. Cassidy’s current annual base salary is $357,000.

Restrictive Covenants

As a result of the restrictive covenants contained in their employment or letter agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose or retain and use for his or her own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his or her status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement during their service as an executive officer provides that these restrictions are in place during their employment and for two years thereafter. In the case of Messrs. Wilson, Bot and Shurrock and Ms. Cassidy, the restrictions contained in their employment agreement are effective during their employment and for a period of 12 months thereafter. Should we exercise our right to place Messrs. Wilson, Bot or Shurrock on “garden leave,” the period of time that they are on such leave will be subtracted from and thereby reduce the post-termination length of time that they are subject to these restrictive covenants in their employment agreement.

In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, and assignable and sub-licensable license over all intellectual property rights that result from their work while employed with us.

Outstanding Equity Awards at 2018 Fiscal-Year End

		Option Awards				Stock Awards
								Equity Incentive	Equity Incentive
								Plan Awards:	Plan Awards:
		Number of	Number of				Market Value	Number of	Market or
		Securities	Securities			Number of	of Shares or	Unearned Shares,	Payout Value of
		Underlying	Underlying			Shares or Units	Units of Stock	Units or Other	Unearned Shares,
		Unexercised	Unexercised	Options		of Stock that	that have not	Rights that	Units or Other
	Type of	Options (#)	Options (#)	Exercise Price	Option	have not Vested	Vested	have not Vested	Rights that have
	Award	Exercisable	Unexercisable	($)	Expiration Date	(#)	($) (4)	(#) (5)	not Vested ($) (5)
Gordon A. Wilson	2014 Options (3)	171,875	0	16.00	9/25/24
President, Chief Executive Officer	2016 RSUs (1)					38,737	605,072
and Director	2016 PSUs (2)(5)							309,902	4,840,669
	2016 Options (3)	127,488	127,487	13.23	3/15/26
	2017 RSUs (1)					67,457	1,053,678
	2017 PSUs (2)(5)							269,828	4,214,713
	2018 RSUs (1)					76,665	1,197,507
	2018 PSUs (2)(5)							114,983	1,796,027

Bernard Bot	2016 RSUs (1)					23,256	363,259
Executive Vice	2016 PSUs (2)(5)							139,534	2,179,521
President and Chief	2017 RSUs (1)					22,996	359,198
Financial Officer	2017 PSUs (2)(5)							91,987	1,436,837
	2018 RSUs (1)					26,132	408,182
	2018 PSUs (2)(5)							39,199	612,288

Stephen Shurrock	2016 RSUs (1)					14,680	229,302
Executive Vice	2016 PSUs (2)(5)							117,442	1,834,444
President and Chief	2016 Options (3)	43,335	43,335	12.90	1/4/26
Commercial Officer	2017 RSUs (1)					22,996	359,198
	2017 PSUs (2)(5)							91,987	1,436,837
	2018 RSUs (1)					22,648	353,762
	2018 PSUs (2)(5)							33,972	530,643

Matthew Minetola	2014 Options (3)	36,023	0	17.35	12/1/24
Executive Vice	2015 Options (3)	20,850	13,616	13.15	9/8/25
President and Chief	2016 RSUs (1)					8,976	140,205
Information Officer	2016 PSUs (2)(5)							71,806	1,121,610
	2016 Options (3)	29,540	29,540	13.23	3/15/26
	2017 RSUs (1)					15,332	239,470
	2017 PSUs (2)(5)							61,325	957,897
	2018 RSUs (1)					22,648	353,762
	2018 PSUs (2)(5)							33,972	530,643

Margaret Cassidy	2014 Options (3)	13,672	0	16.00	9/25/24
Executive Vice	2016 RSUs (1)					2,834	44,267
President and General	2016 PSUs (2)(5)							22,676	354,199
Counsel	2016 Options (3)	9,329	9,328	13.23	3/15/26
	2017 RSUs - I (1)					4,599	71,836
	2017 PSUs - I (2)(5)							18,397	287,361
	2017 RSUs - II (1)					4,769	74,492
	2017 PSUs - II (2)(5)							19,077	297,983
	2018 RSUs (1)					13,066	204,091
	2018 PSUs (2)(5)							19,600	306,144

(1)	The RSUs vest over four years in equal annual installments.
(2)

With the exception of the PSUs granted to Ms. Cassidy effective upon her promotion on July 1, 2017, which will vest on July 15, 2020, the PSUs granted in 2016, 2017 and 2018 will vest on April 15, 2019, April 15, 2020 and April 15, 2021, respectively. Vesting for all of the PSUs will be based on our achievement of cumulative three-year EPS goals (in the case of 2017 and 2018 awards, subject to the TSR modifier), in each case subject to the executive’s continued employment with us through the vesting date and other terms and conditions set forth in the applicable award agreement.

(3)	The options vest over four years in equal annual installments.
(4)	Based on the closing price of our common shares on December 31, 2018.
(5)

Based on the performance of certain financial targets at stretch (200%, or maximum) for the PSUs granted in 2016, target (100%) for the PSUs granted in 2017 and threshold (50%) for the PSUs granted in 2018. We have estimated expected vesting of 171% of the PSUs granted in 2016, 83% of the PSUs granted in 2017 and 0% of the PSUs granted in 2018 in the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K.

Option Exercises and Stock Vested in 2018 (1)

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Gordon A. Wilson	—	—	59,042	977,598
President, Chief Executive Officer and Director
Bernard Bot	—	—	19,294	289,581
Executive Vice President and Chief Financial Officer
Stephen Shurrock	—	—	15,006	231,050
Executive Vice President and Chief Commercial Officer
Matthew Minetola	20,000	137,438	13,201	219,002
Executive Vice President and Chief Information Officer
Margaret K. Cassidy	—	—	5,908	102,196
Executive Vice President and General Counsel

(1)

The vesting events reflected in this table include the January 15, 2018 vesting of RSUs granted in 2016 for Messrs. Bot and Shurrock; the April 15, 2018 vesting of RSUs granted in 2017 for Messrs. Bot and Shurrock and in 2016 and 2017 for Messrs. Wilson and Minetola and Ms. Cassidy; and the October 15, 2018 vesting of RSUs granted in 2014 for Messrs. Wilson and Minetola and Ms. Cassidy. In each case, the value realized upon vesting was determined by the value of our common shares on the date of vesting (which, if a day on which the NYSE is closed, is the next day on which NYSE is open).

Pension Benefits in 2018

The following table sets forth information about the pension benefits that have been earned by Ms. Cassidy, our only Named Executive Officer who participates in our legacy pension plan benefits, under the Galileo & Worldspan U.S. Legacy Pension Plan (the “Legacy Pension Plan”) and the Galileo & Worldspan U.S. Legacy Restoration Plan (the “Restoration Plan”).

The benefits to be received under the Legacy Pension Plan and the Restoration Plan depend, in part, upon the length of employment with us. The Legacy Pension Plan and Restoration Plan were frozen to further benefit accruals as of December 31, 2003. Consequently, the information appearing in the column entitled “Number of Years Credited Service” does not reflect any subsequent employment service by Ms. Cassidy. The amounts reported in the “Present Value of Accumulated Benefit” column represent a financial calculation that estimates the cash value of the full pension benefit that has been earned by Ms. Cassidy. Such calculation is based on various assumptions, including assumptions on how long Ms. Cassidy will live and future interest rates. Additional details about the pension benefits disclosed for Ms. Cassidy follow the table. No payments were made to Ms. Cassidy under the Legacy Pension Plan or the Restoration Plan during 2018.

Messrs. Wilson, Bot, Shurrock and Minetola do not participate in the Legacy Pension Plan, the Restoration Plan or any other defined benefit pension plan.

		Number of	Present Value		Payments During
		Years Credited	of Accumulated		Last Fiscal Year
Name	Plan Name	Service (#)	Benefit ($)		($)
Margaret K. Cassidy,	Galileo & Worldspan	12.000 (1)	469,946	(3)	—
Executive Vice President and General Counsel	U.S. Legacy Pension Plan
Margaret K. Cassidy,	Galileo & Worldspan	15.000 (2)	206,310	(2)(3)	—
Executive Vice President and General Counsel	U.S. Restoration Plan

(1)

Effective December 31, 2003, the Legacy Pension Plan was frozen to further benefit accruals. Accordingly, the number of years reported in the “Number of Years Credited Service” column reflects Ms. Cassidy’s employment with us and our predecessors only through that date.

(2)

The “Number of Years Credited Service” figure reflects a special program for which Ms. Cassidy was eligible in 1999 that provided an additional three years of service and/or age under the Restoration Plan. For purposes of the “Present Value of Accumulated Benefit” calculation set forth in this table, we have added three years of service because it provides the greatest benefit at an assumed retirement age of 62. Effective December 31, 2003, the Restoration Plan was frozen to further benefit accruals.

(3)

The “Present Value of Accumulated Benefit” for Ms. Cassidy under both the Legacy Pension Plan and Restoration Plan are based on the same assumptions as used in our consolidated financial statements for the year ended December 31, 2018 and included in this Annual Report on Form 10-K , including discount rates of 4.35%/4.28%; RP-2014 Employee/Healthy Annuitant Mortality Table (Gender Specific) adjusted to 2006 with generational mortality improvement projected using Scale MP-2018; payment at age 62, the earliest unreduced retirement age; and form of payment election (assuming 60% elect life annuity and 40% elect joint and 50% survivor annuity with spouse three years older).

Summary Information

Legacy Pension Plan

Eligibility.   The Legacy Pension Plan is a defined benefit pension plan covering substantially all U.S. employees hired on or before December 31, 2001, if a former Worldspan employee (a “Worldspan participant”), or hired on or before April 30, 2003, if a former Galileo employee (a “Galileo participant”). Ms. Cassidy is a Worldspan participant.

History.   Prior to January 1, 2008, the Legacy Pension Plan was named the Galileo International Employees’ Pension Plan (the “Galileo Plan”). Effective January 1, 2008, the Worldspan Employees’ Pension Plan (the “Worldspan Plan”) merged into the Galileo Plan, and, effective April 1, 2008, the name of the Galileo Plan was changed to the Galileo & Worldspan U.S. Legacy Pension Plan. Both the Galileo Plan and the Worldspan Plan were frozen before the plan merger, and no additional benefits accrued after the freeze date. Pension benefits under the Legacy Pension Plan are limited in accordance with the provisions of the Code governing tax-qualified pension plans.

Service.   Under the Worldspan Plan, service began on the participation date and ended on December 31, 2003, the date the Worldspan Plan was frozen. This is the service credited to Ms. Cassidy under the Legacy Pension Plan.

Normal Retirement Date.   Normal retirement date is the first day of the month coincident with or next following attainment of age 65 and five years of service.

Early Retirement Option.   The Legacy Pension Plan provides an early retirement option that is currently available to Ms. Cassidy. A participant between the ages of 52 and 62 with at least 10 years of service may begin a benefit reduced by 4% per year prior to age 62, with no reduction between age 62 and the normal retirement date of age 65. If early retirement payments begin prior to age 62, the Social Security benefit is assumed to be zero until age 62, and an additional benefit is paid from the Legacy Pension Plan until age 62.

Benefit Calculation.   For Worldspan participants, including Ms. Cassidy, the amount of the annual benefit to be paid in monthly installments for life, at normal retirement, is based on service and eligible compensation as of December 31, 2003. The benefit formula under the Worldspan Plan is 60% of average monthly compensation multiplied by a fraction, not greater than one, the numerator of which is the participant’s benefit (credited) service in years and the denominator of which is 30, minus any applicable affiliate plan benefit, minus 50% of estimated Social Security benefit, but in no event will the reduction for the estimated Social Security benefit exceed 30% of average monthly compensation, multiplied by a fraction, not greater than one, the numerator of which is the participant’s benefit service in years and the denominator of which is 30.

Compensation.   Eligible compensation taken into account in calculating the Legacy Pension Plan benefit includes base pay and bonuses but does not include non-cash remuneration, long term incentive pay and certain other types of pay.

Forms of Payment.   The benefit formula detailed above describes the Legacy Pension Plan benefit in terms of a single life annuity. Participants are eligible to receive their benefits in other payment forms, however, including joint and survivor annuities, period certain annuities and level income payments. No matter which form of payment a participant may select, each has the same actuarially equivalent value.

Restoration Plan

The Restoration Plan provides benefits to certain Legacy Pension Plan participants, including Ms. Cassidy, that were not payable from the Legacy Pension Plan because of limitations under the Code. The Restoration Plan was also frozen to further benefit accruals as of December 31, 2003. In accordance with a special retention program offered by Worldspan in 1999 to certain employees, Ms. Cassidy is eligible for an additional three years of service and/or age under the Restoration Plan.

Non-qualified Deferred Compensation in 2018

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the U.S. to defer a portion of their compensation until a later date (which can be during or after their employment) and to receive an employer match on their contributions. In 2018, this compensation included base salary, deal/transaction bonuses, discretionary bonuses and annual bonuses, and the employer match was 100% of employee contributions of up to 6% of the relevant compensation amount. Each participant can elect to receive a single lump payment or annual installments over a period up to 10 years, although Mr. Minetola, Ms. Cassidy and all other participants in the Deferred Compensation Plan will receive a lump sum distribution of their balances in the Deferred Compensation Plan following the consummation of the Merger.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of fiscal year 2018, the table below reflects deferrals and other contributions occurring in 2018 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2018 in respect of 2017 but not amounts deferred in 2019 in respect of 2018.

Messrs. Wilson, Bot and Shurrock are not eligible to participate in the Deferred Compensation Plan because they are U.K. employees, and they do not participate in any other deferred compensation plan. Therefore, they are not included in the table below.

Name	Beginning Balance at Prior Fiscal Year (“FY”) end (“FYE”) (12/31/2017) ($)	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2018) ($)
Matthew Minetola,	5,773	15,649	24,117(1)	(3,793)	—	41,746
Executive Vice President
Chief Information Officer
Margaret K. Cassidy	—	18,352	18,352	(2,660)	—	34,044
Executive Vice President
and General Counsel

(1)	This figure includes a discretionary company contribution made during 2018 to correct an administrative error, plus a 10% penalty that was assessed on Mr. Minetola because of the error.

Potential Payments Upon Termination of Employment and/or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which our Named Executive Officers would be entitled upon termination of employment on December 31, 2018. For purposes of this table, we have assumed that the Merger was consummated on December 31, 2018, and, therefore, is reflected in the “Change in Control (CIC)” and “Involuntary or good reason termination after CIC” rows, as described in more detail below.

	Cash	Continuation of	Acceleration
	Severance	Certain Benefits	and Continuation	Total Termination
	Payment	(Present Value)	of Equity (1)	Benefits
Current	($)	($)	($)	($)
Gordon A. Wilson
Voluntary retirement	—	—	—	—
Involuntary termination	3,670,980	—	9,189,576	12,860,556
Change in Control (CIC)	—	—	15,106,330	15,106,330
Involuntary or good reason termination after CIC	3,670,980	—	15,106,330	18,777,310
Bernard Bot
Voluntary retirement	—	—	—	—
Involuntary termination	—	—	3,630,759	3,630,759
Change in Control (CIC)	—	—	5,655,549	5,655,549
Involuntary or good reason termination after CIC	—	—	5,655,549	5,655,549
Stephen Shurrock
Voluntary retirement	—	—	—	—
Involuntary termination	—	—	3,313,348	3,313,348
Change in Control (CIC)	—	—	5,126,705	5,126,705
Involuntary or good reason termination after CIC	—	—	5,126,705	5,126,705
Matthew Minetola
Voluntary retirement	—	—	—	—
Involuntary termination	818,550	18,000	2,178,888	3,015,438
Change in Control (CIC)	—	—	3,815,825	3,815,825
Involuntary or good reason termination after CIC	818,550	18,000	3,815,825	4,652,375
Margaret K. Cassidy
Voluntary retirement	—	—	—	—
Involuntary termination	714,000	20,972	326,474	1,061,446
Change in Control (CIC)	—	—	1,917,453	1,917,453
Involuntary or good reason termination after CIC	714,000	20,972	1,917,453	2,652,425

(1)

In accordance with the applicable disclosure rules, the figures in this table are based on the closing price of our common shares on December 31, 2018, i.e. $15.62. We note, however, that under the Merger Agreement, the per share price of our common shares will be $15.75. The figures in this table do not include dividends.

Accrued Pay and Regular Retirement Benefits.   The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to our salaried employees generally upon termination of employment, such as:

•	accrued base salary and vacation pay (if applicable);
•	earned but unpaid bonuses; and
•	distributions of plan balances under our 401(k) plan or other defined contribution plans, including, for example, the plans in which our U.K. executive officers participate.

Pension Benefits.   The amounts shown in the table above do not include defined benefit pension plan payments to Ms. Cassidy under our frozen qualified (the Legacy Pension Plan) and non-qualified (the Restoration Plan) U.S. pension plans. These amounts are shown in the Pension Plan Benefits in 2018 table above.

Deferred Compensation.   The amounts shown in the table above do not include distributions of plan balances under our Deferred Compensation Plan, which will be paid out upon the consummation of the Merger. Those amounts are shown in the Non-qualified Deferred Compensation in 2018 table above.

Death and Disability.   A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except Ms. Cassidy is entitled to pro-rata target bonus for the year of termination plus 12 months of continued health and welfare benefits and life insurance at active employee rates.

Exercise of Stock Options.   Our executives generally may exercise all or any part of the vested portion of the stock options granted to them by us at any time prior to the earliest of  (a) the tenth anniversary of the date of the effective date of the grant of stock options; (b) the date of an executive’s termination for cause or violation of any of the provisions of restrictive covenants with us; (c) 30 days following an executive’s voluntary resignation (which does not include a constructive termination, if applicable); or (d) 90 days following the date of an executive’s termination for any other reason, in each case subject to the terms of the Amended 2014 Equity Plan and the applicable award agreement.

Involuntary and Constructive Termination and Change-in-Control Severance Pay.

Certain of our Named Executive Officers are entitled to severance pay and benefits in the event that their employment is terminated by us without cause or, in the case of Messrs. Wilson, Bot and Shurrock, a resignation due to fundamental breach of contract or, in the case of Ms. Cassidy, due to a constructive termination. The amounts shown in the table above are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the relevant agreements:

•

Covered terminations generally. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a fundamental breach of contract or constructive termination. The terms cause and constructive termination applied to our Named Executive Officers are defined in the relevant equity award agreement, except in the case of Ms. Cassidy, as they are defined in her employment agreement.

•

Covered terminations following a Change in Control. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a fundamental breach of contract or constructive termination following a change in control.

•

Cash severance payment. For Mr. Wilson, this represents a cash severance payment of two times the sum of his base salary and target bonus. For Mr. Minetola and Ms. Cassidy, this represents a cash severance payment of one times his or her annual base salary plus pro-rata target bonus for 2018. We are also required to give Messrs. Wilson, Bot and Shurrock 12 months of notice or pay in lieu of notice, which is not reflected in the table above.

In the case of Mr. Minetola and Ms. Cassidy, he or she must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits.
•

Continuation of health, welfare and other benefits (Mr. Minetola and Ms. Cassidy only). Represents our cost of outplacement (Mr. Minetola and Ms. Cassidy) and continued life insurance at active employee rates for 12 months (Ms. Cassidy only), subject to the execution, delivery and non-revocation of the Separation Agreement.

•

Acceleration and continuation of equity awards upon a termination without cause and not in relation to a CIC. For the outstanding grants of RSUs, PSUs and stock options granted while an executive officer, upon a termination by us without cause, our Named Executive Officers receive pro-rata vesting (in the case of RSUs and stock options, since the last vesting date) for time served plus an additional 12 months, with PSUs based on the actual EPS results (which, for purposes of the table above, uses an interpolation between target and stretch (171% for grants of PSUs in 2016) and an interpolation between threshold and target (83% for PSUs granted in 2017) and 0% for PSUs granted in 2018, as reflected in our consolidated financial statements in this Annual Report on Form 10-K ).

•

Payments Upon Change in Control Alone. The change in control provisions in the current employment agreements and equity award agreements relating to outstanding awards for our Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment.  The Merger Agreement, however, provides that equity awards granted under our equity incentive plans, including RSUs, PSUs and stock options, that are outstanding (whether vested or unvested) as of immediately before the “Effective Time” (as defined in the Merger Agreement) will be cancelled and converted into cash consideration equal to $15.75 multiplied by the total number of our common shares subject to such outstanding equity awards, whether vested or unvested, less the applicable exercise price per share with respect to any stock options (to the extent that they have an exercise price of less than $15.75 per option), without interest and subject to any required tax withholdings, payable shortly after the closing of the Merger. For purposes of the previous sentence, the number of PSUs subject to performance-based vesting restrictions in which the performance period is still outstanding as of the Effective Time will be deemed to be the number of shares eligible to vest based on the greater of, with respect to the performance metrics applicable to such PSU, (A) target performance and (B) actual performance determined as if the applicable performance period ended immediately prior to the Effective Time. The number of common shares subject to a PSU award with performance-based vesting in which the performance period has been completed prior to the Effective Time will be deemed to be the number of common shares eligible to vest based on the actual performance with respect to the performance metrics applicable to such PSU. Stock options with a per share exercise price equal to or above $15.75 will be cancelled at the Effective Time for no payment or consideration. The table above does not include any payment for vested and unexercised stock options. Our equity incentive plans will terminate as of the Effective Time. The application of these provisions of the Merger Agreement are reflected in the table above.

•

Acceleration and continuation of equity awards following a Change in in Control: Our equity award agreements provide that, upon termination without cause or as a result of a constructive termination, in either case following a change in control, our Named Executive Officers will vest in all previously unvested and outstanding RSUs, PSUs (at target) and stock options. For purposes of the figures in the table above, however, we have used the equity acceleration provisions set forth in the Merger Agreement, as described above, rather than applying the double trigger provisions in our equity award agreements.

Compensation of Directors

All of our current non-employee directors receive compensation for their service as a director, and all of our directors receive reimbursement of expenses incurred from their attendance at meetings of our Board and other Company-related meetings. Directors who are also our employees (only Mr. Wilson) receive no separate compensation for service on the Board.

Our Board has adopted a compensation program for our non-employee directors (the “Independent Director Compensation Policy”). Pursuant to the Independent Director Compensation Policy, certain members of our Board who are not our employees receive the following cash compensation for service as a Board member, as applicable:

•	$75,000 per year for service as a Board member (other than the Chairman of the Board);
•

$25,000 per year for service as chairperson of the Audit Committee and $20,000 per year for service as chairperson of the Compensation Committee or the Nominating and Corporate Governance Committee; and

•	$10,000 per year for service as a member of each of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, pursuant to the Independent Director Compensation Policy, our current non-employee directors (other than the Chairman of the Board) receive annual, automatic and non-discretionary grants of RSUs (with one-year cliff vesting) with grant date value of $125,000.

As compensation for his service as Chairman of our Board, Mr. Steenland receives $150,000 per year payable in cash and $325,000 payable in RSUs with one-year cliff vesting, which is inclusive of his services on any committees. In addition, Ms. Buse receives an additional $125,000 per year payable in cash for her service on the board of directors of eNett, our majority-owned subsidiary.

Our Independent Director Compensation Policy provides that the equity awards to non-employee directors shall be granted under, and shall be subject to, the terms and provisions of our Amended 2014 Equity Plan and shall be granted subject to the execution and delivery of award agreements. Our non-employee directors have the right to defer delivery of common shares upon vesting of RSUs until they leave our Board of Directors.

It is expected that each non-employee director shall own common shares equal in value to three times the annual Board cash retainer, except in the case of the Chairman of the Board, whose ownership of common shares shall be equal to four times the annual Board cash retainer. The Compensation Committee shall periodically review the share ownership guidelines for non-employee directors. Generally, each non-employee director has five years from the date they become subject to the guidelines to meet the applicable ownership threshold.

The following table contains compensation information for our non-employee directors for the year ended December 31, 2018:

	Fee Earned or
	Paid in Cash (1)		Stock Awards (2)	Total
Name	($)		($)	($)
Douglas M. Steenland, Chairman	150,000		325,000	475,000
Elizabeth L. Buse, Director	220,000	(3)	125,000	345,000
Douglas A. Hacker, Director	105,000		125,000	230,000
Michael J. Durham, Director	100,000		125,000	225,000
Steven R. Chambers, Director	85,000		125,000	210,000
Scott E. Forbes, Director	85,000		125,000	210,000
John B. Smith, Director	85,000		125,000	210,000

(1)	Reflects all fees paid to our non-employee directors with respect to 2018 but does not include travel or other business-related reimbursements.
(2)

As with the Stock Awards (share awards) set forth in the Summary Compensation Table above, and consistent with footnote to that table, amounts included in this column reflect the grant date fair value computed in accordance with U.S. GAAP. Dividends on equity held by our directors are not separately reported in this table.

(3)	The fees for Ms. Buse in this column include the cash fees paid to her for her service on our Board and Committees, as well as for her service on the board of eNett.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees (other than our CEO) and the annual total compensation of Mr. Wilson, our President, Chief Executive Officer and Director:

For 2018, our last completed fiscal year:

•	the annual total compensation of our median employee was $107,383; and
•	the annual total compensation of our CEO was $6,565,594.

Based on this information, for 2018, the ratio of the annual total compensation of Mr. Wilson, our President, Chief Executive Officer and Director, to the annual total compensation of the median employee was 61 to 1.

Last year we identified the median employee for the first time, and for 2018 we examined our pay practices and employee population and determined that, other than minor ordinary course hiring, promotions, terminations, and annual changes to compensation amounts (e.g., annual raises), there have been no changes to our employee population or our employee compensation arrangements that would result in a significant change to our pay ratio disclosure.  Therefore, for 2018, we continued to use the same median employee and method of determining their annual total compensation, and therefore used the following methodology, material assumptions, adjustments and estimates:

•

Consistent with our global operations, we maintain multiple payroll systems, which generally are centralized for each of several global regions, and maintain a centralized human resources information system for all employees except for some of our consolidated but not wholly-owned subsidiaries.

•

Because of the complexity of compensation programs for our global workforce and the fact that, although our global workforce has changed, the geographic distribution of our employees on November 1, 2018 was roughly the same as it was when we determined our median employee on November 1, 2017, we continued to use  the median employee determined in last year’s proxy statement based on the annual base salary rate in effect for all of our employees as of November 1, 2017. As noted in last year’s proxy statement, we did not make any cost-of-living adjustments in identifying the median employee.

•

We consistently applied this compensation measure to all employees (other than the CEO) in the employee population and, we determined that the median employee was still a full-time, salaried employee located in the U.S., with an annual base salary rate of $79,364 as of November 1, 2018.

•	We intend to continue to use this consistently applied compensation measure to compute our CEO Pay Ratio going forward.
•

With respect to the annual total compensation of the median employee, we identified and calculated the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $107,383. The median employee’s annual total compensation consists of actual salary paid during 2018 (instead of the employee’s base salary rate at November 1, 2018) of $81,914 (including payment of accrued and unused paid time off following the termination of the employee’s employment with the Company in December 2018), as well as an incentive of $5,836 paid during 2018. In addition, total compensation of the median employee includes Company matching contributions to the 401(k) plan of $4,972; Company contributions to medical and dental insurance and a health savings account of a total of $14,507; and Company-provided life insurance valued at $154.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation table discussed earlier above.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of independent directors and administers our executive compensation policies and programs. None of the members of our Compensation Committee were officers or employees of the Company or any of our subsidiaries or had any relationships requiring disclosure by us under Item 404 of the SEC’s Regulation S-K during 2018 or before.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common shares as of February 20, 2019 with respect to:

•	each beneficial owner of more than 5% of our issued and outstanding common shares;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be issued and outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  The amounts and percentages of shares beneficially owned set forth in the following table do not give effect to the Merger.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common shares. Unless otherwise noted, the address of each beneficial owner is Axis One, Axis Park, Langley, Berkshire, SL3 8AG, United Kingdom.

	Number of Common Shares	Percentage of Common Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
BlackRock, Inc.(1)	18,797,205	14.86%
Elliott Associates, L.P. and affiliated entities(2)	8,042,484	6.36%
Credit Suisse AG (3)	6,979,718	5.52%
Gordon A. Wilson(4)	1,592,636	1.25%
Bernard Bot(5)	162,948	*
Stephen Shurrock(6)	194,475	*
Matthew Minetola(7)	211,239	*
Margaret Cassidy(8)	77,222	*
Douglas M. Steenland(9)	91,005	*
Elizabeth L. Buse(10)	35,002	*
Steven R. Chambers(11)	23,384	*
Michael J. Durham	45,002	*
Scott E. Forbes	9,822	*
Douglas A. Hacker(12)	50,627	*
John B. Smith	4,864	*
All directors and executive officers as a group (12 individuals)	2,498,226	1.95%

*Less than 1%

(1)	Based solely on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 31, 2019. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)

Includes shares beneficially held by Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., based solely on the Schedule 13D/A filed jointly by Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. with the SEC on December 11, 2018. The address of Elliott Associates, L.P. is c/o Elliott Management Corporation, 40 West 57th Street, New York, NY 10019.

(3)	Based solely on the Schedule 13G filed by Credit Suisse AG with the SEC on February 13, 2019. The address of Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.
(4)

Includes 299,363 time-vested non-qualified stock options that are vested and exercisable, 61,018 RSUs, 264,966 PSUs and 63,743 non-qualified stock options that are scheduled to become vested within 60 days.

(5)	Includes 14,198 RSUs and 119,302 PSUs that are scheduled to become vested within 60 days.
(6)	Includes 65,003 time-vested non-qualified stock options that are vested and exercisable, 13,327 RSUs and 100,413 PSUs that are scheduled to become vested within 60 days.
(7)

Includes 86,413 time-vested non-qualified stock options that are vested and exercisable, 15,260 RSUs, 61,394 PSUs and 14,770 non-qualified stock options that are scheduled to become vested within 60 days.

(8)

Includes 23,001 time-vested non-qualified stock options that are vested and exercisable, 6,217 RSUs, 19,388 PSUs and 4,664 non-qualified stock options that are scheduled to become vested within 60 days.

(9)	Includes 47,328 time-vested RSUs that are vested, the receipt of which has been deferred until Mr. Steenland’s termination of service.
(10)	Includes 18,203 time-vested RSUs that are vested, the receipt of which has been deferred until Ms. Buse’s termination of service.
(11)	Includes 18,203 time-vested RSUs that are vested, the receipt of which has been deferred until Mr. Chambers’s termination of service.
(12)	Includes 18,203 time-vested RSUs that are vested, the receipt of which has been deferred until Mr. Hacker’s termination of service.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common shares that may be issued upon the exercise of stock options, RSUs and PSUs under our existing equity compensation plans as of December 31, 2018:

	Number of Securities to be	Weighted-Average Exercise	Number of Securities Remaining
	Issued Upon Exercise of	Price of Outstanding Options,	Available for Future Issuance Under
	Outstanding Options,	Warrants and Rights	Equity Compensation Plans
	Warrants, Rights and	(Excluding Restricted	(Excluding Securities Reflected
Plan Category	Restricted Share Units	Share Units)	in First Column) (c)
Equity compensation plans approved by security holders(a)	6,035,685	$14.00	6,602,367
Equity compensation plans not approved by security holders(b)	302,675	$16.00	2,009,479
Total	6,338,360	$14.17	8,611,846

(a)

Includes the following stock options and other equity awards granted under the Amended 2014 Equity Plan, which was approved by our shareholders in June 2016. These figures have been adjusted to reflect the expected 171% vesting of certain PSUs granted between January and June 2016 based on aggregate EPS results for 2016, 2017 and 2018 and 0% vesting of the 2018 annual grant of PSUs under the Amended 2014 Equity Plan.

Options	1,298,837
RSUs	1,360,994
PSUs	3,375,854
Total	6,035,685

(b)	Includes the following stock options and other equity awards granted under the Travelport Worldwide Limited 2013 Equity Plan, which was established prior to our IPO.

Options	124,267
RSUs	154,008
PSUs	—
Total	278,275

Also includes 24,400 RSUs granted under the Travelport Worldwide Limited 2015 MTT Incentive Plan (the “MTT Plan”), which was established pursuant to an exemption from approval by security holders under the NYSE rules. These figures have been adjusted to reflect the expected 0% vesting (and forfeiture) of the 2018 tranche of the PSUs granted under the MTT Plan.

The weighted average remaining contractual term of options outstanding as of December 31, 2018 (including options granted under equity compensation plans approved by security holders) was 6.57 years.

(c)

The shares available for grant under plans not approved by shareholders includes 201,666 common shares available for issuance under the Travelport Worldwide Limited 2013 Equity Plan and 1,807,813 common shares available for issuance under the 2014 ESPP. No additional common shares are available for issuance under the MTT Plan. The Travelport Worldwide Limited 2013 Equity Plan, the Amended 2014 Equity Plan and the 2014 ESPP are more fully described in Note 17—“Equity-Based Compensation” to the consolidated financial statements included in this Annual Report on Form 10-K. The MTT Plan is substantially the same as the Amended 2014 Equity Plan other than the MTT Plan was created specifically to issue restricted share unit awards to certain executives of MTT in the context of our acquisition of MTT in July 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Related Person Transactions

Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. “Related person” refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director, or 5% shareholder of us and their immediate family members. Our Audit Committee has adopted a Related Parties Transactions Policy regarding the approval of related-person transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures.

As a general matter, under our Related Party Transactions Policy, related-party transactions where the amount involved could reasonably be expected to exceed $120,000 in any calendar year and material amendments or modifications of any such transaction are submitted to the Audit Committee for review and approval before the transaction is consummated. If advance approval of a related-person transaction is not obtained, then the transaction must be submitted to the Audit Committee for ratification, as soon as reasonably practicable, but in any event, at the Audit Committee’s next regularly scheduled meeting. If the Audit Committee does not ratify a related-person transaction that has been consummated without its approval, the Audit Committee will, in consultation with our General Counsel, consider whether additional action is necessary, such as terminating the transaction on a prospective basis, rescinding or modifying it in a manner that would facilitate ratification by the Audit Committee.

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

Director Independence

To determine director independence, our Board reviews commercial and charitable relationships of each director to evaluate such director’s independence in accordance with the listing standards of the NYSE and pursuant to our own director independence criteria. In conducting its review, the Board considers a number of factors, including the director’s and his or her family members’ relationships with the Company and its subsidiaries, affiliates, executive officers and auditors and his or her relationships with foundations, universities and other non-profit organizations to which we have made a certain level of contributions during the past three years.

After evaluating the factors described above, the Board has affirmatively determined that all of our current directors other than Mr. Wilson are independent in accordance with NYSE corporate governance listing standards and our own director independence criteria.

We also maintain an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, and all of the directors serving on these committees are independent based upon NYSE corporate governance listing standards and our own director independence criteria.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common shares to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. As a practical matter, the Company assists its directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf. We reviewed copies of reports filed pursuant to Section 16(a) of the Exchange Act. Based solely on that review, we believe that during 2018, all filings required to be made under Section 16(a) were timely made in accordance with the requirements of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte LLP served as our independent auditors for the fiscal year ended December 31, 2018.

Principal Accounting Firm Fees.   Fees billed to us by Deloitte LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), during the years ended December 31, 2018 and 2017 were as follows:

Audit Fees. The aggregate fees billed for the audit of our annual consolidated financial statements for the years ended December 31, 2018 and 2017, the reviews of the unaudited consolidated condensed financial statements included in our Quarterly Reports on Form 10-Q and statutory audits were $3.2 million and $2.8 million, respectively.

Audit-Related Fees. The aggregate fees billed for audit-related services was $0.3 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. These fees relate primarily to audits of employee benefit plans, reviewing internal controls and other attest services primarily for comfort letters and consents related to SEC and other registration statements.

Tax Fees.   The aggregate fees billed for tax services during the years ended December 31, 2018 and 2017 were $2.0 million and $1.0 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2017.

Other Fees.   Other than the aforementioned fees, there were no other fees charged to us by Deloitte LLP during 2018 and 2017.

Our Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence. Our Audit Committee also adopted a policy prohibiting Travelport from hiring the Deloitte Entities’ personnel at the manager or partner level, who have been directly involved in performing auditing procedures or providing accounting advice to us, in any role in which such person would be in a position to influence the contents of our financial statements. Our Audit Committee is responsible for appointing our independent auditors and approving the terms of the independent auditors’ services. Our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditors, as described below.

All services performed by the independent auditors in 2018 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its December 6, 2017 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditors may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. Services provided by the Deloitte Entities during 2018 and 2017 under this provision were $0 for each of these years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F‑1 hereof.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES

See Schedule II—Valuation and qualifying accounts on page F‑52 hereof. All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes therein.

ITEM 15(A)(3) EXHIBITS

See Exhibits Index commencing on page G‑1 hereof.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

TRAVELPORT WORLDWIDE LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Travelport Worldwide Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Travelport Worldwide Limited and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in total equity (deficit), for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE LLP

London, United Kingdom

February 22, 2019

We have served as the Company’s auditor since 2009.

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands, except share data)	2018	2017	2016
Net revenue	$2,551,064	$2,447,279	$2,351,356
Costs and expenses
Cost of revenue	1,630,377	1,506,010	1,430,646
Selling, general and administrative	505,148	444,685	509,168
Depreciation and amortization	198,645	207,310	209,409
Total costs and expenses	2,334,170	2,158,005	2,149,223
Operating income	216,894	289,274	202,133
Interest expense, net	(102,647)	(111,237)	(151,481)
Loss on early extinguishment of debt	(27,735)	(5,366)	(4,333)
Gain on sale of a subsidiary	—	1,217	—
Other expense	(995)	(3,385)	(1,520)
Income from continuing operations before income taxes	85,517	170,503	44,799
Provision for income taxes	(38,091)	(32,230)	(29,753)
Net income from continuing operations	47,426	138,273	15,046
Income from discontinued operations, net of tax	27,747	2,007	—
Net income	75,173	140,280	15,046
Net (income) loss attributable to non-controlling interest in subsidiaries	(2,545)	2,183	1,774
Net income attributable to the Company	$72,628	$142,463	$16,820

Income per share – Basic:
Income per share - continuing operations	$0.36	$1.13	$0.14
Income per share - discontinued operations	0.22	0.02	—
Basic income per share	$0.58	$1.15	$0.14
Weighted average common shares outstanding – Basic	126,037,947	124,530,102	123,871,479

Income per share – Diluted:
Income per share - continuing operations	$0.35	$1.11	$0.13
Income per share - discontinued operations	0.22	0.02	—
Diluted income per share	$0.57	$1.13	$0.13
Weighted average common shares outstanding – Diluted	127,923,586	126,008,533	125,396,485
Cash dividends declared per common share	$0.300	$0.300	$0.300

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Net income	$75,173	$140,280	$15,046
Other comprehensive (loss) income, net of tax:
Currency translation adjustment, net of tax	(11,059)	26,149	(4,581)
Unrealized actuarial (loss) gain on defined benefit plans, net of tax	(8,273)	8,302	(7,984)
Other comprehensive (loss) income, net of tax	(19,332)	34,451	(12,565)
Comprehensive income	55,841	174,731	2,481
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(2,545)	2,183	1,774
Comprehensive income attributable to the Company	$53,296	$176,914	$4,255

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in $ thousands, except share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$213,001	$122,039
Accounts receivable (net of allowances for doubtful accounts of $8,415 and $10,245 as of December 31, 2018 and 2017, respectively)	209,834	206,524
Other current assets	113,605	109,724
Total current assets	536,440	438,287
Property and equipment, net	495,699	431,741
Goodwill	1,083,766	1,089,590
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	423,512	496,180
Deferred income taxes	21,229	12,796
Other non-current assets	55,314	76,808
Total assets	$2,929,057	$2,858,499

Liabilities and equity
Current liabilities:
Accounts payable	$65,936	$73,278
Accrued expenses and other current liabilities	506,266	509,068
Current portion of long-term debt	57,497	64,291
Total current liabilities	629,699	646,637
Long-term debt	2,194,537	2,165,722
Deferred income taxes	37,254	34,899
Other non-current liabilities	219,925	203,562
Total liabilities	3,081,415	3,050,820
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 128,229,030 shares and 126,967,010 shares issued; 126,436,176 shares and 125,346,613 shares outstanding as of December 31, 2018 and 2017, respectively)	320	317
Additional paid in capital	2,680,615	2,700,133
Treasury shares, at cost (1,792,854 shares and 1,620,397 shares as of December 31, 2018 and 2017, respectively)	(27,623)	(24,755)
Accumulated deficit	(2,648,761)	(2,722,375)
Accumulated other comprehensive loss	(174,953)	(155,621)
Total shareholders’ equity (deficit)	(170,402)	(202,301)
Equity attributable to non-controlling interest in subsidiaries	18,044	9,980
Total equity (deficit)	(152,358)	(192,321)
Total liabilities and equity	$2,929,057	$2,858,499

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Operating activities
Net income	$75,173	$140,280	$15,046
Income from discontinued operations, net of tax	(27,747)	(2,007)	—
Net income from continuing operations	47,426	138,273	15,046
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	198,645	207,310	209,409
Amortization of customer loyalty payments	82,487	74,651	71,137
Impairment of long-lived assets	17,505	1,763	11,152
Allowance for prepaid incentives	—	—	10,684
Amortization of debt finance costs and debt discount	4,728	10,012	10,636
Gain on sale of a subsidiary	—	(1,217)	—
Loss on early extinguishment of debt	27,735	5,366	4,333
Unrealized loss (gain) on foreign exchange derivative instruments	25,814	(32,365)	11,435
Unrealized (gain) loss on interest rate derivative instruments	(1,343)	(5,764)	6,168
Equity-based compensation	16,980	32,972	32,247
Deferred income taxes	(7,121)	(27,352)	6,662
Customer loyalty payments	(89,167)	(76,008)	(84,562)
Pension liability contribution	(3,643)	(2,156)	(3,157)
Changes in assets and liabilities:
Accounts receivable, net	(3,398)	7,237	(13,157)
Other current assets	(7,486)	(12,911)	(9,578)
Accounts payable, accrued expenses and other current liabilities	30,350	14,445	17,071
Other	24,852	(16,594)	3,493
Net cash provided by operating activities	$364,364	$317,662	$299,019

Investing activities
Property and equipment additions	$(144,633)	$(117,514)	$(107,460)
Sale of subsidiary, net of cash disposed	—	(3,433)	—
Business acquired, net of cash	—	—	(15,009)
Net cash used in investing activities	$(144,633)	$(120,947)	$(122,469)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Financing activities
Proceeds from term loans	$1,400,000	$114,000	$143,291
Proceeds from issuance of senior secured notes	745,000	—	—
Repayment of term loans	(2,168,750)	(237,750)	(217,041)
Repayment of capital lease obligations and other indebtedness	(43,760)	(43,311)	(62,310)
Proceeds from revolver borrowings	—	—	10,000
Repayment of revolver borrowings	—	—	(10,000)
Debt finance costs and lender fees	(21,551)	(686)	(7,791)
Payment related to early extinguishment of debt	—	—	(707)
Dividend to shareholders	(38,093)	(38,789)	(37,233)
Dividend to non-controlling interest shareholders	—	—	(1,468)
Purchase of non-controlling interest in a subsidiary	—	(1,063)	(7,820)
Proceeds from share issuance under employee share purchase plan and stock options	8,895	3,077	1,983
Treasury share purchase related to vesting of equity awards	(3,412)	(11,228)	(1,651)
Other	(2,240)	—	—
Net cash used in financing activities	$(123,911)	$(215,750)	$(190,747)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1,479)	1,136	(706)
Net increase (decrease) in cash, cash equivalents and restricted cash	94,341	(17,899)	(14,903)
Cash, cash equivalents and restricted cash at beginning of year (Note 8)	122,039	139,938	154,841
Cash, cash equivalents and restricted cash at end of year (Note 8)	$216,380	$122,039	$139,938

Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$91,812	$110,466	$136,458
Income tax payments, net of refunds	47,732	42,886	20,776
Non-cash capital lease asset additions	77,377	38,355	34,713
Non-cash purchase of property and equipment	4,220	4,785	—

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of January 1, 2016	124,476,382	$311	$2,715,538	844,908	$(13,331)	$(2,881,658)	$(177,507)	$33,789	$(322,858)
Dividend to non-controlling interest shareholders	—	—	—	—	—	—	—	(1,468)	(1,468)
Dividend to shareholders ($0.300 per common share)	—	—	(38,107)	—	—	—	—	—	(38,107)
Purchase of non-controlling interest in a subsidiary	—	—	1,189	—	—	—	—	(9,709)	(8,520)
Equity-based compensation	464,851	1	31,032	—	—	—	—	3,308	34,341
Treasury shares purchased in relation to vesting of equity awards	—	—	—	115,857	(1,651)	—	—	—	(1,651)
Treasury shares issued in relation to vesting of equity awards	—	—	(816)	(51,893)	816	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	16,820	(12,565)	(1,774)	2,481
Balance as of December 31, 2016	124,941,233	312	2,708,836	908,872	(14,166)	(2,864,838)	(190,072)	24,146	(335,782)
Dividend to shareholders ($0.300 per common share)	—	—	(39,294)	—	—	—	—	—	(39,294)
Purchase of non-controlling interest in a subsidiary	—	—	(47)	—	—	—	—	(1,016)	(1,063)
Sale of shares in a subsidiary	—	—	—	—	—	—	—	(15,539)	(15,539)
Equity-based compensation	2,025,777	5	31,277	—	—	—	—	4,572	35,854
Treasury shares purchased in relation to vesting of equity awards	—	—	—	752,534	(11,228)	—	—	—	(11,228)
Treasury shares issued in relation to vesting of equity awards	—	—	(639)	(41,009)	639	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	142,463	34,451	(2,183)	174,731
Balance as of December 31, 2017	126,967,010	317	2,700,133	1,620,397	(24,755)	(2,722,375)	(155,621)	9,980	(192,321)
Change in accounting policy for revenue recognition (Note 3)	—	—	—	—	—	986	—	—	986
Dividend to shareholders ($0.300 per common share)	—	—	(39,288)	—	—	—	—	—	(39,288)
Equity-based compensation	1,262,020	3	22,201	—	—	—	—	3,632	25,836
Purchase of non-controlling interest in a subsidiary	—	—	(1,887)	—	—	—	—	1,887	—
Treasury shares purchased in relation to vesting of equity awards	—	—	—	208,103	(3,412)	—	—	—	(3,412)
Treasury shares issued in relation to vesting of equity awards	—	—	(544)	(35,646)	544	—	—	—	—
Comprehensive income (loss), net of tax	—	—	—	—	—	72,628	(19,332)	2,545	55,841
Balance as of December 31, 2018	128,229,030	$320	$2,680,615	1,792,854	$(27,623)	$(2,648,761)	$(174,953)	$18,044	$(152,358)

See Notes to the Consolidated Financial Statements

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and the Merger

Basis of Presentation

Travelport Worldwide Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. With a presence in approximately 180 countries and territories, Travelport’s business is comprised of:

Through its Travel Commerce Platform, the Company facilitates travel commerce by connecting the world’s leading travel providers (“customers”), such as airlines, hotel chains and car rental companies with online and offline travel buyers, including travel agencies, travel management companies and corporations, in the Company’s proprietary business-to-business (“B2B”) travel platform. As customer needs and technologies evolve, Travelport continues to invest in its Travel Commerce Platform. Travelport has led innovation in electronic distribution and merchandising of airline core and ancillary products and extensively divested its offerings to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B travel payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. The Company also has a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users. Through its Technology Services, Travelport provides critical information technology and hosting services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company hosts reservations, inventory management and other related critical systems for Delta Air Lines Inc.

The Company has two operating and reportable segments, Travel Solutions and Payment Solutions (see Note 19 – Segment and Geographical Information).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has reclassified certain prior period information as a result of the Company’s adoption of the new guidance on pensions as further described in Note 2—Summary of Significant Accounting Policies, Recently–Issued Accounting Pronouncements.

The Merger

On December 9, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Toro Private Holdings III, Ltd. (“Parent”), and following the execution of the joinder agreement, dated December 11, 2018, Toro Private Holdings IV, Ltd. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Travelport, with Travelport continuing as the surviving company and a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are each affiliated with Siris Partners IV (Cayman) Main, L.P. and Siris Partners IV (Cayman) Parallel, L.P. (collectively, “Siris Cayman Fund IV”). Parent, Merger Sub and Siris Cayman Fund IV are each affiliated with Siris Capital Group, LLC (“Siris”). Siris is a private equity firm headquartered in New York, New York. Elliott Associates, L.P. and Elliott International, L.P. (collectively, the “Elliott Funds”) have agreed to invest alongside Siris Cayman Fund IV in the transactions contemplated by the Merger Agreement and are each affiliated with Evergreen Coast Capital Corp. (“Evergreen”). Evergreen is an affiliate of Elliott Management Corporation that is specifically focused on private equity investments.

If the Merger is completed, the shareholders of the Company will be entitled to receive $15.75 in cash (the “Per Share Price”), less any applicable withholding taxes, for each common share of Travelport owned by them.  Further, the common shares of the Company will no longer be publicly traded and will be delisted from the New York Stock Exchange. In addition, the common shares of the Company will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic reports with the United States Securities and Exchange Commission.

The completion of the Merger is subject to the approval of Travelport’s shareholders, regulatory approvals and customary closing conditions.

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

The Company’s accounting policies, which include significant estimates and assumptions, including (i) the estimation of the collectability of accounts receivable, including amounts due from airlines that are in bankruptcy or that have faced financial difficulties, (ii) amounts for future cancellations of airline bookings processed through the Travel Commerce Platform, (iii) the determination of the fair value of assets and liabilities acquired in a business combination, (iv) the evaluation of the recoverability of the carrying value of property and equipment, goodwill and intangible assets, (v) discount rates and long-term rates of return affecting the calculation of the assets and liabilities associated with the Company’s employee benefit plans, (vi) performance-based equity awards expected to vest and (vii) the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

Revenue Recognition

From January 1, 2018, the Company adopted the new revenue recognition guidance issued by the Financial Accounting Standards Board (“FASB”) (see Note 3—Revenue).

The Company provides global transaction processing and computer reservation services and provides travel marketing information to airline, car rental and hotel customers, as described below.

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

The Company’s Beyond Air portfolio includes hospitality, Payment Solutions, digital services, advertising and other platform services. Revenue for hotel reservations is recognized upon check-in, and revenue for car reservations is recognized upon pick-up, as such reservations can generally be cancelled without penalty. The Company’s Payment Solutions revenue is earned primarily as a percentage of total transaction value in the form of a share of interchange and other fees. Revenue is recognized when the payment is settled.

The Company collects subscription fees from travel agencies, internet sites and other subscribers to access the applications on its Travel Commerce Platform, including providing the ability to access schedule and fare information, book reservations and issue tickets. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

Technology Services Revenue

The Company collects fees, generally on a monthly basis under long-term contracts, for providing critical IT services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions. Where the contractual terms are on a subscription basis with fixed amounts of fees, revenue is recognized ratably over the contract period as the performance obligation is satisfied over time. Where the contractual terms are transaction-based with fees charged per transaction, revenue is recognized as the services are provided.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including commissions paid to travel agencies and third-party operators (“Operators”), amortization of customer loyalty payments, incentives paid to travel agencies who subscribe to the Company’s Travel Commerce Platform and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization of acquired intangible assets comprising of customer relationships.

Commission payments represent consideration paid to travel agencies and Operators for reservations made on the Company’s Travel Commerce Platform. Commissions are provided in two ways depending on the terms of the contract: (i) variable per segment on a periodic basis over the term of the contract and (ii) upfront at the inception or modification of the contract. Variable commissions are accrued in a period based on the estimated number of segments to be booked by the travel agent. For upfront commissions, the Company establishes liabilities for these loyalty payments at the inception of the contract and capitalizes the customer loyalty payments as intangible assets. The amortization of the customer loyalty payments is then recognized as a component of revenue or cost of revenue over the life of the contract on a straight-line basis (unless another method is more appropriate), as the Company expects the benefit of those assets, which are the segments booked on its Travel Commerce Platform, to be realized evenly over the life of the contract.

In markets not supported by the Company’s sales and marketing organizations, the Company utilizes an Operator structure, where feasible, in order to take advantage of the Operator’s local industry knowledge. The Operator is responsible for cultivating the relationship with travel agencies in its territory, installing travel agents’ computer equipment, maintaining the hardware and software supplied to the travel agencies and providing ongoing customer support. The Operator earns a share of the booking fees generated in the Operator’s territory.

Cost of revenue also includes incentive payments to travel agencies for using the Company’s Payment Solutions and bank service charges. These commission costs are recognized in the same accounting period as the revenue generated from the related activities.

The direct technology costs related to revenue production, consisting of the development and maintenance costs for the mainframes, servers and software that is the shared infrastructure used to run the Company’s Travel Commerce Platform and Technology Services is included in revenue. Such costs consist of (i) service contracts with technology service providers, including on-site around-the-clock support for computer equipment and the cost of software licenses used to run the Company’s Travel Commerce Platform and its data centers, (ii) other operating costs associated with running the Company’s Travel Commerce Platform, including facility and related running costs of the Company’s data centers, (iii) telecommunication and technology costs related to maintaining the networks between the Company and its travel providers and its hosting solutions and (iv) salaries and benefits paid to employees and fees paid to third-party IT development companies for the development, delivery and implementation of software, the maintenance of mainframes, servers and software used in the Company’s data centers and customer support, including call center operations. Direct technology costs are recognized as expenses in the period when the liability is incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $19 million, $18 million and $19 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The benefit from an uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained upon audit by the relevant authority. For positions that are more than 50% likely to be sustained, the benefit is recognized at the largest amount that is more-likely-than-not to be sustained. Where a net operating loss (“NOL”) carried forward, a similar tax loss or a tax credit carry forward exists, an unrecognized tax benefit is presented as a reduction to a deferred tax asset. Otherwise, the Company classifies its obligations for uncertain tax positions as other non-current liabilities. Liabilities expected to be paid within one year are included in the accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities and other non-current liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax positions as part of the provision for income taxes.

Changes in tax rates and tax laws are accounted for in the period of enactment. On December 22, 2017, the U.S. government enacted comprehensive changes to its tax legislation under the Tax Cuts and Jobs Act (“U.S. Tax Reforms”) (see Note—4 Income Taxes).

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables are reported in the consolidated balance sheets net of an allowance for doubtful accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectible. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which the Company operates, its policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivables is performed on a regular basis by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $3 million, $3 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018 and 2017, the Company did not designate any derivative contracts as accounting hedges. Changes in the fair value of derivatives not designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations.

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

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2018, 2017 and 2016, the Company amortized software costs developed for internal use of $101 million, $110 million and $108 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations. The Company’s policy is to capitalize interest cost as a component of historical cost where an asset is being constructed for the Company’s own use. The amount of interest on capital projects capitalized was $3 million, $2 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

The Company’s intangible assets with indefinite-lives comprise of goodwill, trademarks and tradenames. These indefinite-lived intangible assets are not amortized, but rather, are tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred.

The Company’s amortizable intangible assets comprise (i) acquired intangible assets, consisting of customer and vendor relationships and (ii) customer loyalty payments. The Company generally amortizes these intangible assets on a straight-line basis (unless another method is more appropriate) over their estimated useful lives of:

Acquired intangible assets	5 to 25 years
Customer loyalty payments	2 to 10 years (contract period)

Impairment of Long-Lived Assets

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company may qualitatively assess impairment factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and if, as a result of qualitative assessment or if the Company determines quantitatively that the fair value of the reporting unit (determined utilizing estimated future discounted cash flows and assumptions that it believes marketplace participants would utilize) is less than its carrying value, the Company proceeds to assess impairment of goodwill. The level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. The remaining value represents the implied fair value of the goodwill, which if lower than its carrying value results in an impairment of goodwill to the extent the carrying value of goodwill exceeds its implied fair value. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary. The Company uses comparative market multiples, if available, and other factors to corroborate the discounted cash flow results.

The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, subsequent to substantially completing its annual forecasting process, or more frequently if circumstances indicate an impairment may have occurred. The Company performed its annual impairment testing during the fourth quarter of 2018 and did not identify any impairment.

The Company evaluates the recoverability of its other long-lived assets, including definite-lived intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations.

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

Foreign Currency

On consolidation, assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at period end exchange rates and their results of operations are translated into U.S. dollars at the average exchange rates for the period. The gains and losses resulting from translation of these financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and are included in net income (loss) only upon sale or liquidation of the underlying non-U.S. dollar functional currency entity.

Transactions in currencies other than the functional currency of an entity are recorded at the rate of exchange prevailing on the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rate of exchange prevailing at the balance sheet date. Gains and losses resulting from such transactions and translations are included in earnings as a component of selling, general and administrative expense, in the consolidated statements of operations, except where the balances in non-U.S. dollar functional currency represent certain intercompany loans determined to be of long-term investment in nature, in which case, the translation gains and losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component in the consolidated statements of cash flows.

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

Pension and Other Post-Retirement Benefits

The Company sponsors defined contribution savings plans under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to these plans are recognized as a component of selling, general and administrative expense, in the Company’s consolidated statements of operations as such costs are incurred. The Company also sponsors both non-contributory and contributory defined benefit pension plans whereby benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company also maintains other post-retirement health and welfare benefit plans for certain eligible employees. The Company recognizes the funded status of its pension and other post-retirement defined benefit plans within other non-current assets, accrued expenses and other current liabilities and other non-current liabilities on its consolidated balance sheets. The measurement date used to determine benefit obligations and the fair value of assets for all plans is December 31 of each year.

Pension and other post-retirement defined benefit costs are recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions, including expected long-term rates of return on plan assets, discount rates, employee turnover, healthcare costs and mortality rates. Actuarial gains or losses arise from actual returns on plan assets being different to expected returns and from changes in the projected benefit obligation and are deferred within accumulated other comprehensive income (loss), net of tax.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Equity-Based Compensation—Modification Accounting

In May 2017, the FASB issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The Company adopted the provisions of this guidance prospectively effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Pension

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and post-retirement benefit cost (“net benefit cost”). The new guidance requires the service cost component of net benefit cost to be presented as part of the other employee compensation costs in operating income, which can be further considered for capitalization as part of the capitalization policy, and present the other components of net benefit cost, including interest costs, expected return on plan assets and amortization of actuarial gain or loss (the “other components”) separately, in one or more line items, outside of operating income. Further, the new guidance requires the disclosure of the line items that contain the other components of net benefit cost in the footnotes to the financial statements if they are not presented on appropriately described separate lines in the statement of operations. The Company adopted the provisions of this guidance effective January 1, 2018, as required under the guidance, and for the years ended December 31, 2017 and 2016, the Company reclassified $3 million and $2 million, respectively, related to the other components from selling, general and administrative expense to other expense within the consolidated statements of operations. The adoption of this guidance did not have an impact on the Company’s net income, consolidated balance sheets or statements of cash flows.

Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this guidance, a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance is applicable for interim and annual reporting periods beginning after December 15, 2019. Early adoption of the amendments in the guidance is permitted for any impairment tests performed after January 1, 2017 and requires its application using a prospective transition method. The Company early adopted the provisions of this guidance effective January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued guidance that requires entities to include restricted cash as part of cash and cash equivalents in the statement of cash flows. The guidance also requires a reconciliation of cash, cash equivalents and restricted cash balances disclosed in the balance sheet with the corresponding amounts as shown in the statement of cash flows. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. Upon adoption, this guidance did not have impact on the Company’s consolidated financial statements however, as of December 31, 2018, the Company had $3 million of restricted cash that is included with cash and cash equivalents in its consolidated statements of cash flows (see Note 8—Other Non-Current Assets).

Income Taxes

In October 2016, the FASB issued guidance which requires recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This amended the previous guidance which required the tax consequence of such intra-entity transfer be recognized only when the asset has been sold to an outside party. The Company adopted the provisions of this guidance effective January 1, 2018, as required under the guidance, using the modified retrospective method. The effect of the adoption of this guidance was an increase to deferred tax assets on intra-group intangibles of $101 million with an associated full valuation allowance recognized as it is more-likely than not that this deferred tax asset will not be realized. Consequently, there was no material impact on the Company’s consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance on classification of certain cash receipts and cash payments in the statement of cash flows. The guidance provides specific guidance relating to classification of certain items, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investments and cash flows classification based on its predominate source or use. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the current guidance on the classification and measurement of financial instruments. The guidance significantly revises the accounting related to (i) the classification and measurement of investments in equity securities of unconsolidated subsidiaries (other than those accounted for using the equity method of accounting) and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which a company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation.  Revenue is recognized when control of the promised services is transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (see Note 3—Revenue).

Accounting Pronouncements Not Yet Adopted

Intangibles—Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued new guidance on a customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor, which is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures. This guidance is effective for the Company for the interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Defined Benefit Plans

In August 2018, the FASB issued new guidance that amends certain of the existing guidance to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance requires a company to additionally disclose reasons for significant gains and losses affecting the benefit obligation for the period.  The guidance no longer requires certain disclosures, including disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. This guidance is effective for the Company for the annual reporting periods ending after December 15, 2020 and has to be applied on a retrospective basis to all periods presented. Early adoption of the new guidance is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued new guidance that amends certain of the existing guidance to add, remove and modify disclosure requirements related to fair value measurements. The guidance requires additional disclosures, including the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance no longer requires certain disclosures, including the policy for timing of transfers between levels of the fair value hierarchy and valuation processes for Level 3 fair value measurements. This guidance is effective for the Company for the reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption of the new guidance is permitted for any eliminated or modified disclosures upon issuance of this guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Financial Instruments—Credit Losses

In June 2016, the FASB issued guidance that amends the accounting for credit losses on financial instruments. The guidance adds an impairment model that is based on expected losses rather than incurred losses. Under this new guidance, allowance for credit losses will be recognized based on the estimate of expected credit losses, which will result in more timely recognition of such losses. The guidance requires all available relevant information to be considered when estimating expected credit losses, including details about past events, current conditions and reasonable and supportable forecasts and their implications for expected credit losses. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2019 and requires its application using a retrospective transition method. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance on lease accounting that establishes a right-of-use (“ROU”) model and requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under this guidance leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The guidance requires adoption using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued further guidance to provide another option for transition under which, the comparative periods presented in the financial statements in the year of adoption were not required to be restated. Under this transition method, a company could apply the transition provisions on January 1, 2019 (i.e. the effective date). The Company adopted the provisions of this guidance effective January 1, 2019 which had immaterial cumulative transition adjustment effect as of the effective date. The Company applied package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are (or contain) leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. In its interim and annual consolidated financial statements for 2019, the Company will not provide new lease disclosures for the periods prior to the effective date in accordance with the transition provisions.

The future minimum lease payments of the Company’s operating leases as of December 31, 2018 amounted to $92 million (see Note 15–Commitments and Contingencies). The present value of these future payments that represent the amount recognized for operating lease ROU assets and lease liabilities, as of January 1, 2019, was approximately $60 million. There was no impact on the Company’s capital lease assets and obligations upon adoption of this guidance. The guidance did not have a material impact on the Company’s consolidated statements of operations or its consolidated statements of cash flows, however, additional disclosures related to nature, amount, timing and uncertainty of cash flows arising from operating and finance lease will need to be provided, as required under the new lease guidance, in the Company’s interim consolidated financial statements for the first quarter of 2019.

3. Revenue

On January 1, 2018, the Company adopted the new revenue recognition guidance applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The Company recorded a $1 million reduction to its accumulated deficit balance as of January 1, 2018, representing the cumulative impact of adopting the new revenue recognition guidance, which primarily relates to the timing of recognition of hotel reservations in the Company’s Beyond Air revenue. For the year ended December 31, 2018, there was an immaterial impact to net revenue as a result of applying the new revenue recognition guidance.

The following table presents the Company’s net revenue disaggregated by its source. Sales and usage-based taxes are excluded from net revenue.

Year Ended
(in $ thousands)	December 31, 2018
Air	$1,706,273
Beyond Air	747,748
Travel Commerce Platform (1)	2,454,021
Technology Services	97,043
Net revenue	$2,551,064

(1)	Includes $62 million of Travel Commerce Platform revenue for the year ended December 31, 2018 that does not represent revenue recognized from contracts with customers.

The Company’s operations are organized into two operating segments: (i) Travel Solutions and (ii) Payment Solutions. Travel Solutions comprise Air, Beyond Air (excluding the Company’s B2B travel payment solutions) and Technology Services. Payment Solutions comprise the B2B travel payment solutions through eNett. The table below sets forth segment net revenue:

Year Ended
(in $ thousands)	December 31, 2018
Travel Solutions	$2,235,789
Payment Solutions	315,275
Net revenue	$2,551,064

The table below sets forth Travel Commerce Platform revenue disaggregated by region:

Year Ended
(in $ thousands)	December 31, 2018
Asia Pacific	$564,548
Europe	861,510
Latin America and Canada	112,949
Middle East and Africa	319,190
International	1,858,197
United States	595,824
Travel Commerce Platform (1)	$2,454,021

(1)	Includes $62 million of Travel Commerce Platform revenue for the year ended December 31, 2018 that does not represent revenue recognized from contracts with customers.

Contract Balances

Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.

As of December 31, 2018, the Company did not have contract assets. The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts Receivable,	Deferred Revenue	Deferred Revenue
(in $ thousands)	net (1)	(current) (1)	(non-current) (1)
Balance as of December 31, 2018	$167,447	$14,449	$7,462
Balance as of January 1, 2018	174,765	16,294	10,461
Decrease	$(7,318)	$(1,845)	$(2,999)

(1)	Accounts receivables, net, and deferred revenue exclude balances not related to contracts with customers.

Substantially all of the Company’s Air revenue within its Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), the Airline Clearing House (“ACH”) and other similar clearing houses, whereby the payments are submitted monthly to IATA or the ACH and are settled (on a net basis) within approximately 30 days. Airlines that do not settle payments through them and customers in Beyond Air and Technology Services are generally invoiced on a monthly basis, and the payments are generally received within approximately 30 – 60 days.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. The cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $15 million of net revenue recognized that was included in the deferred revenue balance as of January 1, 2018.

Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $52 million, of which the Company expects to recognize revenue of approximately 83% over the next 24 months, including approximately 52% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

4. Income Taxes

The provision for income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Current
U.S. federal	$(1,304)	$—	$—
U.S. state	(627)	(726)	(252)
Non-U.S.	(29,624)	(57,708)	(23,276)
	(31,555)	(58,434)	(23,528)
Deferred
U.S. federal	(1,345)	21,020	(3,878)
Non-U.S.	8,466	6,332	(2,784)
	7,121	27,352	(6,662)
Non-current
Liabilities for uncertain tax positions	(13,657)	(1,148)	437
Provision for income taxes	$(38,091)	$(32,230)	$(29,753)

Income from continuing operations before income taxes for U.S. and non-U.S. operations consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
U.S.	$32,147	$21,147	$(9,798)
Non-U.S.	53,370	149,356	54,597
Income from continuing operations before income taxes	$85,517	$170,503	$44,799

Deferred income tax assets and liabilities were comprised of:

	December 31,	December 31,
(in $ thousands)	2018	2017
Deferred tax assets:
NOL and tax credit carry forwards	$208,486	$196,736
Intra-group intangibles	101,252	—
Pension liability	30,556	30,002
Equity-based compensation	9,812	8,827
Accrued liabilities and deferred income	7,242	16,885
Allowance for doubtful accounts	919	926
Other assets	5,910	4,396
Less: Valuation allowance	(286,883)	(186,519)
Total deferred tax assets	77,294	71,253
Netted against deferred tax liabilities	(56,065)	(58,457)
Deferred tax assets recognized on the balance sheet	21,229	12,796
Deferred tax liabilities:
Accumulated depreciation and amortization	(90,646)	(81,755)
Other	(2,673)	(11,601)
Total deferred tax liabilities	(93,319)	(93,356)
Netted against deferred tax assets	56,065	58,457
Deferred tax liabilities recognized on the balance sheet	(37,254)	(34,899)
Net deferred tax liability	$(16,025)	$(22,103)

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

As of December 31, 2018, the Company had U.S. federal NOL carry forwards of approximately $399 million, which expire between 2030 and 2037 and $17 million that can be utilized indefinitely, state NOL carry forwards, which expire between 2019 and 2038, and alternative minimum tax (“AMT”) and other tax credits carry forward of approximately $28 million. The Company had other non-U.S. NOL carry forwards of $393 million that expire between three years and indefinitely. As of December 31, 2018, the deferred tax asset in respect of these U.S. and non-U.S. NOL carry forwards and U.S. tax credits was $208 million. The Company believes it is more likely than not that the benefit from certain U.S. federal, U.S. state and non-U.S. NOL carry forwards and certain other deferred tax assets will not be realized. Consequently, the Company has recorded valuation allowances of $186 million against such deferred tax assets as of December 31, 2018. The AMT credit carry forwards, prior to 2017, had a valuation allowance recorded against them; however, following the repeal of the AMT regime under the U.S. Tax Reforms, the Company released the valuation allowance, the benefit of which is reflected in the income tax expense for the year ended December 31, 2017. Further, on January 1, 2018, following the adoption of the new guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs, the Company recognized $101 million of deferred tax assets on intra-group intangibles with an associated full valuation allowance (as it is more-likely-than-not that this deferred tax asset will not be realized) as cumulative effect of the adoption of this guidance, using the modified retrospective method. Accordingly, there was no material impact on the Company’s consolidated financial statements. In the prior year, upon adoption of the new guidance related to equity-based compensation, the Company recognized a $10 million deferred tax asset that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting in prior periods. This deferred tax asset was fully offset by a valuation allowance recorded as it was more-likely-than-not that the deferred tax asset will not be realized. The Company uses ordering as prescribed under U.S. GAAP for purposes of determining when excess tax benefits have been realized.

For the year ended December 31, 2018, the Company’s income tax expense includes the impact of (i) releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards due to an increase in taxable temporary differences that support deferred tax asset utilization and (ii) releasing a portion of the valuation allowance associated with the U.K. NOL carry forwards (see below). For the year ended December 31, 2017, the Company’s income tax expense includes the impact of releasing a portion of the valuation allowance due to (i) an increase in taxable temporary differences that support deferred tax asset utilization and (ii) the repeal of the AMT regime under the U.S. Tax Reforms which allowed full realization of the Company’s AMT credit carry forwards. However, the Company maintains a valuation allowance on the remaining deferred tax assets.

As a result of the Company’s debt restructuring in March 2018 (see Note 11—Long-Term Debt), the Company expects that there will be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, the Company realized a net benefit of $10 million in the first quarter of 2018 following the release of the valuation allowance on the deferred tax assets associated with its U.K. NOL carry forwards.

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

As a result of equity transactions that took place in 2018 and previous years, the Company determined that ownership changes have occurred under Section 382 and, therefore, the ability to utilize its pre-ownership change NOL carry forwards is subject to an annual Section 382 limitation. As of December 31, 2018, the Company does not anticipate this limitation will restrict or reduce the utilization of U.S. NOL carry forward; however, the Company continues to evaluate the potential impact of the Section 382 limitation.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. As of December 31, 2018, such taxable temporary differences amount to $44 million and the amount of any unrecognized deferred income tax liability on this temporary difference is less than $1 million.

The U.S. Tax Reforms, signed into law on December 22, 2017, have resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the repeal of the AMT credit carry forwards to be offset against future regular tax liabilities, a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings (the “Transition Tax”) and accelerated depreciation on qualifying capital expenditure.

Changes in tax rates and tax laws are accounted for in the period of enactment. For the year ended December 31, 2017 the Company made a reasonable estimate of the effects of the U.S. Tax Reforms where the Company provisionally recognized (i) an increased tax charge due to a decrease in deferred tax assets of  $51 million, fully offset by the release of the associated valuation allowance, (ii) an income tax benefit of  $22 million from the remeasurement of deferred tax liabilities and (iii) a benefit of  $2 million related to the release of a valuation allowance held on AMT credit carry forwards. During the year ended December 31, 2018, no changes were made to these estimates and the Company further determined (i) Transition Tax income of approximately $6 million (tax of approximately $2 million), which was fully offset using U.S. federal NOLs, and (ii) an impact of  $3 million from the accelerated depreciation of qualifying capital expenditure, which is fully equalized and has no net impact on the provision for income taxes. However, the Company recorded an additional charge of $1 million under the U.S. Tax Reforms related to base-erosion alternative tax.

For the year ended December 31, 2018, the Company’s provision for income taxes differs from its tax provision at the U.S. federal statutory rate of 21% (35% for the years ended December 31, 2017 and 2016) as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Tax provision at U.S. federal statutory rate	$(17,959)	$(59,676)	$(15,683)
Taxes on non-U.S. operations at alternative rates	(5,792)	22,555	15,772
U.S. Tax Reforms	(1,287)	24,222	—
Liability for uncertain tax positions	(13,657)	(1,148)	437
Change in valuation allowance	11,600	(6,774)	(11,518)
Non-deductible expenses	(12,094)	(5,093)	(16,391)
Adjustment in respect of prior years	1,742	(5,971)	(1,441)
Other	(644)	(345)	(929)
Provision for income taxes	$(38,091)	$(32,230)	$(29,753)

Travelport Worldwide Limited is a non-trading holding company tax resident in Bermuda where the statutory rate is 0%. The provision for income taxes on income from continuing operations has been reconciled in the table above to the expected provision amount calculated at the U.S. federal statutory rate of 21% for 2018 (35% for 2017 and 2016) due to both significant operations and the location of a significant proportion of its investor-base in the U.S.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the U.S. federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (i) the Company is subject to income tax in numerous non-U.S. jurisdictions with varying tax rates, including the U.K. where the Company’s principal international business is headquartered; (ii) the Company’s earnings outside the U.S. and the U.K. are taxed at an effective rate that, in previous years, has been lower than the U.S. federal rate and at a relatively consistent level of charge; (iii) the effective location of the Company’s debt is in the U.K.; and (iv) a valuation allowance is established against the deferred tax assets relating to the Company’s losses to the extent they are unlikely to be realized.

Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and tax positions where the ultimate tax determination is uncertain.

Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities (or reduction of tax assets) representing the estimated economic loss upon ultimate settlement for certain positions. The Company believes its tax provisions are adequate for all open years, based on the assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and reliance on significant estimates and assumptions. While the Company believes the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities.

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2006. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company expects up to a $1 million increase in unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a significant reduction in the total amount of unrecognized tax benefits within the next twelve months.

The total amount of unrecognized tax benefits (including interest and penalties thereon) that, if recognized, would affect the Company’s effective tax rate is $115 million, $100 million and $93 million as of December 31, 2018, 2017 and 2016, respectively. The Company is subject to certain indemnification arrangements related to particular uncertain tax benefits. Tax audits and any related litigation could result in outcomes that are different from those reflected in the Company’s consolidated financial statements. The recognition of additional tax liability for which the Company is indemnified would impact the effective tax rate as any previously unrecorded indemnification receivables would be recorded within pre-tax income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Unrecognized tax benefits – opening balance	$95,886	$91,480	$95,687
Gross increases – tax positions in prior periods	483	555	2,522
Gross decreases – tax positions in prior periods	—	(6,626)	(10,723)
Gross increases – tax positions in current period	23,119	6,784	6,229
Decrease related to lapsing of statute of limitations	(963)	(600)	—
(Decrease) Increase due to currency translation adjustments	(6,105)	4,293	(2,235)
Unrecognized tax benefits – ending balance	$112,420	$95,886	$91,480

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company accrued approximately $1 million for interest and penalties for each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, the Company had cumulative accrued interest and penalties of $11 million and $10 million, respectively. Included in the ending balance of unrecognized tax benefits was $1 million as of December 31, 2018, which is expected to be realized in the next twelve months due to the lapsing of the statute of limitations.

5. Other Current Assets

Other current assets consisted of:

	December 31,	December 31,
(in $ thousands)	2018	2017
Prepaid expenses	$40,679	$24,271
Sales and use tax receivables	27,768	30,163
Prepaid incentives	14,316	16,677
Client funds	11,224	15,774
Derivative assets	9,700	15,233
Other	9,918	7,606
	$113,605	$109,724

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2018			December 31, 2017
		Accumulated			Accumulated
(in $ thousands)	Cost	Depreciation	Net	Cost	Depreciation	Net
Capitalized software	$989,410	$(787,544)	$201,866	$1,029,772	$(829,416)	$200,356
Computer equipment	335,738	(165,496)	170,242	346,846	(207,484)	139,362
Building and leasehold improvements	32,235	(15,282)	16,953	32,834	(12,972)	19,862
Construction in progress	106,638	—	106,638	72,161	—	72,161
	$1,464,021	$(968,322)	$495,699	$1,481,613	$(1,049,872)	$431,741

As of December 31, 2018 and 2017, the Company had capital lease assets of $215 million and $208 million, respectively, with accumulated depreciation of $76 million and $107 million, respectively, included within computer equipment. During the years ended December 31, 2018 and 2017, the Company invested $226 million and $161 million, respectively, in property and equipment, including non-cash and capital lease additions. Additions during the year ended December 31, 2018 include upgrades to equipment as part of investment in the Company’s Travel Commerce Platform information technology infrastructure.

During the years ended December 31, 2018 and 2017, the Company acquired $77 million and $38 million of assets under capital leases, respectively, and $4 million and $5 million of assets by incurring other indebtedness, respectively. The Company also recorded an impairment of property and equipment of $3 million, $1 million and $8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recorded depreciation expense (including depreciation on assets under capital leases) of $158 million, $166 million and $162 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The amount of interest on capital projects capitalized was $3 million, $2 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets for the Company between January 1, 2018 and December 31, 2018 are as follows:

	January 1,			Foreign	December 31,
(in $ thousands)	2018	Additions	Retirements	Exchange	2018
Non-Amortizable Assets:
Goodwill	$1,089,590	$—	$—	$(5,824)	$1,083,766
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	743,549	—	—	(232)	743,317
Accumulated amortization	(461,666)	(40,662)	—	309	(502,019)
Acquired intangible assets, net	281,883	(40,662)	—	77	241,298
Customer loyalty payments	380,841	76,242	(80,719)	(5,513)	370,851
Accumulated amortization	(166,544)	(82,487)	58,676	1,718	(188,637)
Customer loyalty payments, net	214,297	(6,245)	(22,043)	(3,795)	182,214
Other intangible assets, net	$496,180	$(46,907)	$(22,043)	$(3,718)	$423,512

The changes in the carrying amount of goodwill and other intangible assets for the Company between January 1, 2017 and December 31, 2017 are as follows:

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

Goodwill includes an amount of $7 million as of both December 31, 2018 and 2017 that has been allocated to the Payment Solutions segment.

The Company paid cash of $89 million, $76 million and $85 million for customer loyalty payments during the years ended December 31, 2018, 2017 and 2016, respectively. Further, as of December 31, 2018 and December 31, 2017, the Company had balances payable of $52 million and $77 million, respectively, for customer loyalty payments (see Note 10—Accrued Expenses and Other Current Liabilities).

Amortization expense for acquired intangible assets was $41 million, $41 million and $47 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated statements of operations.

Amortization expense for customer loyalty payments was $82 million, $75 million and $71 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included within cost of revenue or net revenue in the Company’s consolidated statements of operations. Included within retirements of customer loyalty payments is $15 million, $1 million and $3 million of impairment recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company expects amortization expense relating to acquired intangible assets and customer loyalty payments balances as of December 31, 2018 to be:

	Year Ending December 31,
	Acquired Intangible	Customer Loyalty
(in $ thousands)	Assets	Payments
2019	$40,661	$64,862
2020	40,661	50,445
2021	40,661	34,958
2022	29,875	18,668
2023	10,492	7,609

8. Other Non-Current Assets

Other non-current assets consisted of:

	December 31,	December 31,
(in $ thousands)	2018	2017
Prepaid incentives	$28,148	$35,645
Pension assets	6,828	8,674
Restricted cash	3,379	—
Derivative assets	2,506	3,503
Deferred financing costs	1,517	1,930
Other	12,936	27,056
	$55,314	$76,808

The restricted cash of $3 million and $0 as of December 31, 2018 and December 31, 2017, respectively, relates to cash provided as collateral for an operational bank facility. Cash and cash equivalents balances of $213 million and $122 million as of December 31, 2018 and December 31, 2017, respectively, and restricted cash balances of $3 million and $0 as of December 31, 2018 and December 31, 2017, respectively, are considered together to determine the movements in and balances of cash, cash equivalents and restricted cash in the Company’s consolidated statements of cash flows.

9. Restructuring Charges

In November 2016, the Company committed to undertake a course of action to enhance and optimize the Company’s operational and technological efficiency. This program was substantially completed as of December 31, 2017. Total restructuring charges of $0, $8 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included within selling, general and administrative expenses in the consolidated statement of operations.

The following table summarizes the activities related to the Company’s restructuring program initiated in November 2016, which is included in accrued expenses and other current liabilities in the consolidated balance sheets:

	Severance and
	Employee-Related	Implementation
(in $ thousands)	Obligations	Costs	Total
Restructuring charges recognized	$11,082	$9,803	$20,885
Cash payments made	—	(8,117)	(8,117)
Balance as of December 31, 2016	$11,082	$1,686	$12,768
Restructuring charges recognized	4,427	3,354	7,781
Cash payments made	(15,078)	(5,040)	(20,118)
Balance as of December 31, 2017	$431	$—	$431
Cash payments made	(431)	—	(431)
Balance as of December 31, 2018	$—	$—	$—

Cumulative costs through December 31, 2018	15,509	13,157	28,666
Future costs to be incurred	—	—	—

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	December 31,	December 31,
(in $ thousands)	2018	2017
Accrued commissions and incentives	$282,444	$282,954
Accrued payroll and related	78,094	70,234
Deferred revenue and rebate obligations	55,221	48,096
Accrued interest expense	20,528	12,010
Income tax payable	16,996	32,986
Derivative liabilities	16,690	292
Customer prepayments	11,224	15,774
Pension and post-retirement benefit liabilities	1,561	1,628
Other	23,508	45,094
	$506,266	$509,068

Included in accrued commissions and incentives are $52 million and $77 million of accrued customer loyalty payments as of December 31, 2018 and 2017, respectively.

In the third quarter of 2018, the Company initiated plans to enhance the Company’s operational efficiency in response to changes in market conditions and the industry in which the Company operates. As a result, the Company expects to implement changes to its operating and management structure to streamline and simplify the organization. It is expected that the implementation of these plans will result in savings within its corporate and operational functions. As of December 31, 2018, the Company has recorded severance charges of $18 million which are included within selling, general and administrative expense on the Company’s consolidated statements of operations as the liability is probable and the amount can be reasonably estimated for anticipated severances in accordance with the Company’s severance policies for ongoing benefit arrangements. A liability for severance costs of $16 million and $0 is included within accrued payroll and related in the consolidated balance sheets, as of December 31, 2018 and 2017, respectively.

11. Long-Term Debt

Long-term debt consisted of:

	Interest		December 31,	December 31,
(in $ thousands)	rate	Maturity	2018	2017
Senior Secured Credit Agreement
Term loans – (2018 Credit Agreement) (1)	L+2.50%	March 2025	$1,372,666	$—
Term loans – (2014 Credit Agreement) (2)	L+2.75%	September 2021	—	2,124,439
Revolver borrowings – (2018 Credit Agreement)	L+2.25%	September 2022	—	—
Revolver borrowings – (2014 Credit Agreement)	L+2.50%	September 2022	—	—
Senior Secured Notes
Senior secured notes (3)	6.00%	March 2026	738,274	—
Capital leases and other indebtedness			141,094	105,574
Total debt			2,252,034	2,230,013
Less: current portion			57,497	64,291
Long-term debt			$2,194,537	$2,165,722

(1)

As of December 31, 2018, the principal amount of term loans outstanding under the 2018 Credit Agreement (as defined below) was $1,385 million, which is netted for unamortized debt discount of $6 million and unamortized debt finance costs of $6 million.

(2)

As of December 31, 2017, the principal amount of term loans outstanding under the 2014 Credit Agreement (as defined below) was $2,154 million, which is netted for unamortized debt discount of $17 million and unamortized debt finance costs of $13 million.

(3)	As of December 31, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of $7 million.

Senior Secured Credit Agreement

Term Loans

In March 2018, Travelport Finance (Luxembourg) S.à.r.l. (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “2018 Credit Agreement”). Under the 2018 Credit Agreement, the lenders agreed to extend credit to the Borrower in the form of (a) initial secured term loans in an aggregate principal amount of $1,400 million maturing in March 2025, issued at a discount of 0.50%, which started amortizing in quarterly installments from August 31, 2018, equal to 0.25% of the original principal amount of the term loans (which payments can be reduced as a result of prepayments in accordance with the 2018 Credit Agreement), with the balance payable at maturity and (b) a revolving credit facility in an aggregate principal amount of $150 million maturing in September 2022. The Company used the proceeds from these term loans, together with the proceeds from the issuance of senior secured notes (discussed below) and cash on the balance sheet, to repay the outstanding balance remaining of the term loans under the previous senior secured credit agreement (the “2014 Credit Agreement”) and to pay the related transaction expenses and fees. Upon the repayment in full of the obligations, the 2014 Credit Agreement was terminated. The Company recorded the debt refinancing transaction as the issuance of new debt and extinguishment of prior debt and recognized a loss on early extinguishment of debt of $28 million in its consolidated statements of operations for the year ended December 31, 2018.

Under the 2018 Credit Agreement, the interest rate per annum applicable to (a) the term loans is based on, at the election of the Borrower, LIBOR plus 2.50% or base rate (as defined in the 2018 Credit Agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Borrower, LIBOR plus 2.25% or base rate (as defined in the 2018 Credit Agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. The Company expects to pay interest based on LIBOR. During the year ended December 31, 2018, the average LIBOR rate applied to the term loans was 2.14%.

Further, during the year ended December 31, 2018, the Company (i) repaid $15 million principal amount of term loans outstanding under the 2018 Credit Agreement, including an $8 million voluntary prepayment, (ii) repaid $6 million principal amount of term loans outstanding under the 2014 Credit Agreement and (iii) amortized $3 million of debt finance costs and $2 million of debt discount.

The Company is not contractually required to repay quarterly installments of the term loans until the third quarter of 2019. However, the Company has classified a portion of its term loans (along with the contractual quarterly installments) as current portion of long-term debt as the Company intends, and is able, to make additional voluntary prepayments of the term loans from cash flow from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.

In January 2017, the Company entered into an amendment to its 2014 Credit Agreement, which amended the applicable rates to 2.25% per annum, in the case of base rate (as defined in the senior secured credit agreement) term loans, and 3.25% per annum, in the case of LIBOR term loans. The term loans were subject to a LIBOR floor of 1.00% and a base rate floor of 2.00%. In August 2017, the Company entered into a further amendment to its 2014 Credit Agreement that (i) amended the applicable rates to 1.75% per annum, in the case of base rate term loans, and 2.75% per annum, in the case of LIBOR term loans, (ii) reduced the base rate floor to 1.00% from 2.00% and the LIBOR floor to 0.00% from 1.00% and (iii) reset the 1% premium on the repricing of the term loans under the senior secured credit agreement for a period of six months. The interest rate per annum applicable to the term loans was based on, at the Company’s election, LIBOR plus 2.75% or base rate plus 1.75%. During the year ended December 31, 2017, the average LIBOR rate applied to the term loans was 1.19%. In connection with the repricing, certain lenders contributed $114 million towards the term loans and an amount equal to that was paid to the lenders who opted to exit or reduce their participation. As a result, the Company recognized a loss on early extinguishment of debt of $4 million.

During the year ended December 31, 2017, the Company (i) made voluntary prepayments of $124 million principal amount of its term loans outstanding under the 2014 Credit Agreement, recognizing $1 million as a loss on early extinguishment of debt, and (ii) amortized $5 million of each of debt finance costs and debt discount.

Revolving Credit Facility and Letters of Credit

As discussed above, in March 2018, the Borrower entered into a new revolving credit facility under the 2018 Credit Agreement with a consortium of banks. The lenders, terms, credit facility amount and maturity date of under the new revolving credit facility are substantially the same as under the 2014 Credit Agreement, except for the reduction in interest rates to LIBOR plus 2.25% from LIBOR plus 2.50% as of December 31, 2017. Under the new terms, the Borrower has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility under the 2018 Credit Agreement, and $4 million was utilized for the issuance of letters of credit, with a balance of $146 million remaining.

In connection with an amendment to the revolving credit facility under the 2014 Credit Agreement in 2017, the Company incurred additional lender fees and third-party costs of $1 million, which were capitalized and are being amortized over the term of the revolving credit facility.

Change of Control

Under the terms of 2018 Credit Agreement, a change of control of the Company is considered to be an “Event of Default” and, as a result the Administrative Agent (as defined in the 2018 Credit Agreement) may and, at the request of the majority of lenders, shall, (i) declare the unpaid principal amount of the outstanding term loans and revolving credit loans and the amount of all outstanding payments made by a lender pursuant to a letter of credit, along with the interest accrued and unpaid thereon, to be immediately due and payable,  (ii) require the Company to provide cash as collateral in an amount equal to 103% of the aggregate amount available to be drawn under all outstanding letters of credit plus any unreimbursed drawings and (iii) terminate all the commitments of the lenders provided to the Company.

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

Change of Control

A change of control and the “Ratings Event” as defined in the Indenture governing the Company’s senior secured notes, if occurs, will constitute a “Change of Control Triggering Event” under the Indenture and, subject to certain conditions, the Company will be required to make an offer to purchase all of the senior secured notes pursuant to the “Change of Control Offer” (as defined in the Indenture), at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to but excluding the date of repurchase, unless the Company has previously or substantially concurrently therewith delivered a redemption notice with respect to all the outstanding senior secured notes as described in the Indenture.

Capital Leases and Other Indebtedness

During 2018, the Company repaid $41 million under its capital lease obligations and entered into $77 million of new capital leases for information technology assets. During 2017, the Company repaid $40 million under its capital lease obligations and entered into $38 million of new capital leases for information technology assets.

Other indebtedness relates to the purchase of software in a non-cash transaction, which was financed through a third-party. During each of the years ended December 31, 2018 and 2017, the Company repaid $3 million of its other indebtedness obligations and incurred further indebtedness of $2 million.

Debt Maturities

Aggregate maturities of debt as of December 31, 2018 are as follows:

(in $ thousands)	Term	Senior Secured	Capital Leases and
Year Ending December 31,	Loans	Notes	Other Indebtedness
2019	$14,000	$—	$43,497
2020	14,000	—	42,831
2021	14,000	—	36,349
2022	14,000	—	16,891
2023	14,000	—	116
Thereafter	1,315,000	745,000	1,410
	1,385,000	745,000	141,094
Less: Unamortized debt finance cost	(6,191)	(6,726)	—
Less: Unamortized debt discount	(6,143)	—	—
Total debt	$1,372,666	$738,274	$141,094

Debt Finance Costs

The Company had unamortized debt finance costs of (i) $6 million and $13 million as of December 31, 2018 and 2017, respectively, in relation to its term loans under the 2018 Credit Agreement and the 2014 Credit Agreement, respectively, which are presented as a deduction from the principal amount of the term loans, (ii) $7 million as of December 31, 2018 in relation to its senior secured notes, which are presented as a deduction from the principal amount of senior secured notes, and (iii) $2 million as of both December 31, 2018 and 2017 in relation to its revolving credit facility, which are capitalized within other non-current assets on the consolidated balance sheets. The debt finance costs are amortized over the term of the related debt as part of interest expense in the consolidated statements of operations.

The movement in total unamortized debt finance costs for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Balance as of January 1	$14,708	$22,855	$30,504
Capitalization of debt finance costs	14,799	686	30
Amortization	(2,977)	(5,228)	(5,926)
Write-off on early extinguishment of debt	(12,096)	(3,605)	(1,753)
Balance as of December 31	$14,434	$14,708	$22,855

Debt Covenants and Guarantees

The 2018 Credit Agreement and the Indenture governing the senior secured notes contain financial and other covenants, including: limitations on the ability of Travelport Limited, a wholly-owned subsidiary of the Company and the Borrower’s and the Issuer’s immediate parent entity (the “Parent Guarantor”) and its restricted subsidiaries to incur debt or liens or make certain investments and acquisitions and restricted payments; limitations on transactions with affiliates; and certain restrictions on the sale of assets. A violation of these covenants could result in the Parent Guarantor and its restricted subsidiaries being prohibited from making certain restricted payments, including dividends, or cause a default under the 2018 Credit Agreement or the Indenture, which would permit the participating lenders to restrict the Parent Guarantor’s and its restricted subsidiaries’ ability to access the revolving credit facility and require the immediate repayment of any outstanding advances made under the 2018 Credit Agreement or the Indenture. Solely in the case of the revolving credit facility under the 2018 Credit Agreement, if the amount outstanding under the revolving credit facility exceeds a certain threshold, there is a requirement to maintain a first lien leverage ratio.

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

As of December 31, 2018, the Company was in full compliance with all restrictive and financial covenants related to its debt.

12. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the year ended December 31, 2018, there was no material changes in the Company's foreign currency and interest rate risk management policies or in its fair value methodology.

As of December 31, 2018, the Company had a net liability position of $6 million related to its derivative financial instruments.

Foreign Currency Risk

The Company’s primary foreign currency risk exposure as of December 31, 2018 was due to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.

The Company uses foreign currency derivative contracts (forward contracts) to manage its exposure to changes in foreign currency exchange rates, primarily exposure to the British pound, Euro and Australian dollar. The Company did not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts were recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the foreign currency denominated receivables and payables and forecasted earnings they were intended to economically hedge.

Interest Rate Risk

As of December 31, 2018, the Company’s primary interest rate risk exposure was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. During the year ended December 31, 2018, the average LIBOR rate applied to the term loans was 2.14%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of December 31, 2018, the

Company had outstanding interest rate swap contracts, some of which commence in future periods, that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,400,000	February 2017 to February 2019	1.4010%
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
320,000	February 2021 to February 2022	3.0178%

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2018, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.

Fair Value Disclosures for Derivative Instruments

As of December 31, 2018, the Company’s financial assets and liabilities recorded at fair value consist of derivative instruments. These amounts have been categorized based upon a fair value hierarchy as Level 2—Significant Other Observable Inputs as of December 31, 2018 and 2017. See Note 2—Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.

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

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2018, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Adjustment (“CVA”) comprises 15% or more of the unadjusted fair value of the derivative instruments for two consecutive quarters the Company’s policy is to categorize the derivatives as Level 3 of the fair value hierarchy. As the CVA applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.

		Fair Value Asset			Fair Value (Liability)
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in $ thousands)	Location	2018	2017	Location	2018	2017
Interest rate swap contracts	Other current assets	$8,622	$4,799	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	2,506	3,503	Other non-current liabilities	(1,535)	(51)
Foreign currency contracts	Other current assets	1,078	10,434	Accrued expenses and other current liabilities	(16,690)	(292)
Total fair value of derivative assets (liabilities)		$12,206	$18,736		$(18,225)	$(343)

As of December 31, 2018, the net notional amounts of the Company’s derivative contracts are as follows:

	December 31,	December 31,
(in $ thousands)	2018	2017
Interest rate swap contracts (varying contracts and period as discussed above)	$3,320,000	$3,000,000
Foreign currency contracts (covering period until December 2019)	411,957	373,487

The following table provides a reconciliation of the movements in the net carrying amount of derivative financial instruments during the years ended December 31, 2018 and 2017:

	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2018	2017
Net derivative asset (liability) opening balance	$18,393	$(19,196)
Total (loss) gain for the year included in net income	(12,600)	22,786
(Proceeds from) payment on settlement of derivative contracts	(11,812)	14,803
Net derivative (liability) asset closing balance	$(6,019)	$18,393

The table below presents the impact of changes in fair values of derivatives not designated as hedges on net income during the years:

		Amount of Gain (Loss) Recorded in Net Income
	Location of Gain (Loss) Recorded	Year Ended December 31,
(in $ thousands)	in Statement of Operations	2018	2017	2016
Interest rate swaps contracts	Interest expense, net	$11,743	$3,438	$(6,168)
Foreign currency contracts	Selling, general and administrative	(24,343)	19,348	(28,599)
		$(12,600)	$22,786	$(34,767)

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

		December 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
(in $ thousands)	Hierarchy	Amount	Value	Amount	Value
Asset (liability)
Derivative assets	Level 2	$12,206	$12,206	$18,736	$18,736
Derivative liabilities	Level 2	(18,225)	(18,225)	(343)	(343)
Total debt	Level 2	(2,252,034)	(2,249,481)	(2,230,013)	(2,258,893)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of 8% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2018.

The fair value of the Company’s total debt was determined by calculating the fair value of its term loans and senior secured notes based on quoted prices obtained from independent brokers for identical debt instruments when traded as assets and are categorized within Level 2 of the fair value hierarchy.

13. Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	December 31,
(in $ thousands)	2018	2017
Pension and post-retirement benefit liabilities	$138,940	$134,350
Income tax payable	40,060	26,984
Other	40,925	42,228
	$219,925	$203,562

14. Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors defined contribution savings plans that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $19 million, $19 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors U.S. non-contributory defined benefit pension plans, which cover certain eligible employees. A majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain non-U.S. subsidiaries with participation in the plans at the employee’s option. Under both the U.S. and non-U.S. plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2018 and 2017, the aggregate accumulated benefit obligations of these plans were $586 million and $642 million, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain of its U.S. subsidiaries.

The Company sponsors several defined benefit pension plans for certain employees located outside the U.S. The aggregate benefit obligation for these plans was $86 million and $97 million as of December 31, 2018 and 2017, respectively, and the aggregate fair value of plan assets was $93 million and $107 million for December 31, 2018 and 2017, respectively.

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2018 and 2017, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2018	2017
Benefit obligation, beginning of year	$645,015	$612,183
Service cost	480	482
Interest cost	19,798	20,540
Actuarial (gain) loss	(40,892)	33,851
Benefits paid	(31,118)	(30,926)
Currency translation adjustment	(5,563)	8,885
Benefit obligation, end of year	$587,720	$645,015
Fair value of plan assets, beginning of year	$524,615	$485,048
(Loss) return on plan assets	(31,135)	59,228
Employer contribution	3,643	2,156
Benefits paid	(31,118)	(30,926)
Currency translation adjustment	(5,885)	9,109
Fair value of plan assets, end of year	460,120	524,615
Funded status	$(127,600)	$(120,400)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic pension cost relating to unrecognized actuarial losses was $158 million and $149 million as of December 31, 2018 and 2017, respectively.

	Post-Retirement Benefit Plans
	Year Ended	Year Ended
	December 31,	December 31,
(in $ thousands)	2018	2017
Benefit obligation, beginning of year	$6,567	$6,662
Service cost	10	14
Interest cost	200	222
Actuarial gains	(990)	(371)
Benefits (paid) received	(115)	40
Benefit obligation, end of year	$5,672	$6,567
Fair value of plan assets, beginning and end of year	—	—
Funded status	$(5,672)	$(6,567)

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic post-retirement benefit cost relating to unrecognized actuarial gains was $3 million as of both December 31, 2018 and 2017.

The following table provides the components of net periodic cost (benefit) for the respective years:

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Service cost	$480	$482	$363
Interest cost	19,798	20,540	21,407
Expected return on plan assets	(29,138)	(28,272)	(29,414)
Recognized net actuarial loss	10,428	11,167	9,641
Net periodic cost	$1,568	$3,917	$1,997

	Post-Retirement Benefit Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands)	2018	2017	2016
Service cost	$10	$14	$12
Interest cost	200	222	217
Recognized net actuarial gain	(293)	(272)	(331)
Net periodic benefit	$(83)	$(36)	$(102)

The Company has utilized the following weighted average assumptions to measure the benefit obligations for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Defined Benefit Pension Plans
Discount rate	4.1%	3.5%
Expected long-term return on plan assets	5.8%	5.8%
Post-Retirement Benefit Plans
Discount rate	4.6%	3.8%

The Company has adopted the use of the Retirement Plan (“RP”) 2014 mortality tables with the updated Mortality Projection (“MP”) 2018 mortality improvement scale as issued by the Society of Actuaries in 2018 for its U.S. defined benefit plans. The updated MP 2018 mortality improvement scale reflects improvements in longevity as compared to the MP 2017 mortality improvement scale and its use did not have significant impact in calculating defined benefit pension obligation.

The weighted average expected long-term return on plan assets is based on a number of factors, including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors.

The Company seeks to produce a return on investment for the plan assets that is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s non-U.S. based defined plans are managed by an independent custodian. The Company’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is approximately 40% in equity securities, approximately 46% in fixed income securities and approximately 14% to all other types of investments.

The fair values of the Company’s pension plan assets by asset category as of December 31, 2018 are as follows:

	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds (1)	$—	$360,899	$360,899
Mutual funds (2)	83,854	—	83,854
Cash equivalents (3)	15,367	—	15,367
Total	$99,221	$360,899	$460,120

The fair values of the Company’s pension plan assets by asset category as of December 31, 2017 are as follows:

	Pension Plan Assets
(in $ thousands)	Level 1	Level 2	Total
Common & commingled trust funds (1)	$—	$411,563	$411,563
Mutual funds (2)	97,985	—	97,985
Cash equivalents (3)	15,067	—	15,067
Total	$113,052	$411,563	$524,615

(1)

The underlying investments held in common & commingled trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share based on the fair value of the underlying investments of the funds and is provided by the fund administrator as of the measurement date.

(2)	Values of units are based on the closing price reported on the major market on which the investments are traded and provided by the fund administrator.
(3)	Cash equivalents is comprised of money market funds.

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $13 million in 2019 compared to actual contributions of $4 million in 2018.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

	Defined Benefit	Post-Retirement
(in $ thousands)	Pension Plans	Benefit Plans
2019	$33,277	$105
2020	33,999	112
2021	34,414	122
2022	34,923	133
2023	35,885	144
Five years thereafter	182,253	893

15. Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2018 are as follows:

(in $ thousands)	Amount
2019	$17,042
2020	14,983
2021	13,756
2022	11,148
2023	9,875
Thereafter	25,326
$92,130

During the years ended December 31, 2018, 2017 and 2016, the Company incurred total operating lease expense of $18 million, $19 million and $17 million, respectively, primarily related to leases of office facilities.

Commitments under capital leases and other indebtedness amounted to $141 million as of December 31, 2018, primarily related to information technology equipment.

The Company adopted the provisions of new lease guidance effective from January 1, 2019 (see Note 2 – Summary of Significant Accounting Policies, Accounting Policies Not Yet Adopted-Leases).

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2018, the Company had approximately $75 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $45 million relates to the twelve months ending December 31, 2019. These purchase commitments extend through 2023.

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

Merger Related

In connection with the potential Merger (as discussed in Note 1—Basis of Presentation and the Merger), Morgan Stanley & Co. LLC (“Morgan Stanley”) is acting as financial advisor of the Company. The Company has agreed to pay Morgan Stanley a fee for its services that is expected to be approximately $19 million, substantially all of which is contingent upon the closing of the Merger. The Company also has agreed to reimburse Morgan Stanley for certain expenses, including fees of outside counsel and other professional advisors, incurred in connection with its engagement. Further, under the terms of the Merger Agreement, if the Company terminates the Merger Agreement under certain circumstances after the No-Shop Period Start Date (as defined in the Merger Agreement), it must pay a termination fee of $62.3 million to Parent.

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

Common Shares

As of December 31, 2018, the Company had outstanding 126,436,176 common shares of par value of $0.0025. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company and (iv) generally entitled to enjoy all of the rights attaching to shares.

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

Dividends on Common Shares

The Company’s Board of Directors declared the following cash dividends during the year ended December 31, 2018:

	Dividend	Record	Payment	Amount
Declaration Date	Per Share	Date	Date	(in $ thousands)
February 16, 2018	$0.075	March 1, 2018	March 15, 2018	$9,406
May 2, 2018	0.075	June 7, 2018	June 21, 2018	9,459
August 1, 2018	0.075	September 6, 2018	September 20, 2018	9,473
October 31, 2018	0.075	December 6, 2018	December 20, 2018	9,483

The Board may declare and make distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.

Treasury Shares

During the year ended December 31, 2018, on net share settlement on the vesting of equity awards, the Company purchased 208,103 common shares for a total amount of $3 million and used 35,646 common shares held in treasury of $1 million in relation to the vesting of certain equity awards.

During the year ended December 31, 2017, on net share settlement on the vesting of equity awards, the Company purchased 752,534 common shares for a total amount of $11 million and used 41,009 common shares held in treasury of $1 million in relation to the vesting of certain equity awards.

During the year ended December 31, 2016, on net share settlement on the vesting of equity awards, the Company purchased 115,857 common shares for a total amount of $2 million and used 51,893 common shares held in treasury of $1 million in relation to the vesting of certain equity awards.

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

In March 2018, the Company acquired an additional 32% of the equity of Travel-IT Beteiligungsgesellschaft GmbH from the non-controlling shareholders for $0 consideration. Upon such acquisition, the carrying value of the non-

controlling interest was recorded within additional paid-in-capital on the Company’s consolidated balance sheet. There was no impact on the consolidated statement of cash flows.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity (deficit), net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

		Unrecognized
		Actuarial
		(Loss) Gain	Accumulated
	Currency	on Defined	Other
	Translation	Benefit	Comprehensive
(in $ thousands)	Adjustments	Plans	Loss
Balance as of January 1, 2016	$(30,767)	$(146,740)	$(177,507)
Activity during period, net of tax (1)	(4,581)	(7,984)	(12,565)
Balance as of December 31, 2016	(35,348)	(154,724)	(190,072)
Activity during period, net of tax (1)	26,149	8,302	34,451
Balance as of December 31, 2017	(9,199)	(146,422)	(155,621)
Activity during period, net of tax (1)	(11,059)	(8,273)	(19,332)
Balance as of December 31, 2018	$(20,258)	$(154,695)	$(174,953)

(1)

The tax charge (credit) relates to unrecognized actuarial gain (loss) on defined benefit plans and was less than $1 million, $0 and $(1) million for the years ended December 31, 2018, 2017 and 2016, respectively. For currency translation adjustments, the tax impact was $0 for each of the years ended December 31, 2018, 2017 and 2016.

17. Equity-Based Compensation

As of December 31, 2018, the Company has the following equity-based long-term incentive programs under which the Company has been authorized to grant equity awards, including time-based restricted share units (“RSUs”), performance-based restricted share units (“PSUs”) and/or stock options of the Company to the key employees and directors of the Company:

•	Travelport Worldwide Limited 2013 Equity Plan (“2013 Equity Plan”) (1)
•	Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (“Amended 2014 Equity Plan”) (2)
•	Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (“2014 ESPP”) (3)

(1)

A total of 7.0 million common shares are authorized for equity grants under the Company’s 2013 Equity Plan. As of December 31, 2018, the number of common shares available for grant under this plan was 0.2 million.

(2)

A total of 14.9 million common shares are authorized for equity grants under the Company’s Amended 2014 Equity Plan. As of December 31, 2018, the number of common shares available for grant under this plan was 7.0 million.

(3)

A total of 2.4 million common shares are authorized for issuance under the Company’s 2014 ESPP. As of December 31, 2018, the number of common shares available for issuance under this plan was 1.8 million.

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

During the year ended December 31, 2018, the Company granted 596,063 RSUs as part of its annual grant program. The Company further granted 202,100 RSUs to certain employees that cliff-vest approximately two years from the grant date upon continued employment of the employees during the vesting period. The table below presents the activity of the Company’s RSUs for the year ended December 31, 2018:

		Weighted
		Average
	Number of	Grant Date
(in dollars, except number of RSUs)	RSUs	Fair Value
Balance as of January 1, 2018	1,526,280	$13.01
Granted at fair market value	857,133	$14.62
Vested (1)	(518,364)	$13.40
Forfeited	(427,584)	$13.38
Balance as of December 31, 2018 (2)	1,437,465	$13.71

(1)

During the year ended December 31, 2018, the Company completed net share settlements for 186,904 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company. Further, in respect of 51,396 of the vested RSUs, certain directors of the Company elected to defer receiving common shares until termination of their service as a director of the Company.

(2)

As of December 31, 2018, an aggregate of 101,937 RSUs held by certain directors of the Company are excluded from this balance as the directors have elected to defer receiving common shares until termination of their service as a director of the Company.

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $14.62, $12.46 and $13.29 per RSU, respectively. The fair value of the RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $7 million, $8 million and $3 million, respectively. Cash dividends accrued and paid for the years ended December 31, 2018, 2017 and 2016 were not material to the consolidated financial statements.

PSUs

Under the Company’s equity compensation plans, the Company grants PSUs, which generally have a cliff-vesting feature whereby the PSUs vest at the end of approximately three years from the date of the grant, based on the satisfaction of certain performance conditions and continued employment of the employee during the vesting period. The ultimate number of PSUs that will vest also depends on the Company’s ranking within a group of companies based on achievement of its total shareholder’s return (“TSR”) during the applicable performance period compared to the TSR of the companies within the selected group. However, the total number of all the outstanding PSUs that will ultimately vest will not exceed 200% of the original grant. Each reporting period, the Company assesses the probability of vesting and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period.

All of the PSUs will be settled in the Company’s common shares. PSUs accrue dividend equivalents associated with the underlying common shares as the dividends are declared by the Company. Dividends will generally be paid to holders of the PSUs in cash upon the vesting of the associated PSUs and will be forfeited should the PSUs not vest. The PSUs do not have an exercise price. For PSUs earned based on market conditions, the Company utilizes a Monte Carlo simulation to determine the fair value of these awards at the date of grant. Where there are no market conditions, the fair value of the PSUs is considered to be the closing market price of the Company’s common shares at the date of grant. Certain of the Company’s PSUs may be settled by the issuance of common shares held in treasury. In line with the Company’s accounting policy, the compensation costs related to the PSUs are expensed on a straight-line basis.

During the year ended December 31, 2018, the Company granted 1,444,522 PSUs, including 1,246,803 PSUs as part of its annual grant program. The table below presents the activity of the Company’s PSUs for the year ended December 31, 2018:

		Weighted
		Average
	Number of	Grant Date
(in dollars, except number of PSUs)	PSUs	Fair Value
Balance as of January 1, 2018	2,694,999	$13.10
Change in estimate (1)	428,812	$13.18
Granted at fair market value	1,444,522	$16.33
Forfeited	(1,124,039)	$13.87
Vested (2)	(68,440)	$13.63
Balance as of December 31, 2018 (3)	3,375,854	$14.23

(1)	Represents an increase in the number of original PSUs granted based on the final achievement of performance criteria at the end of the performance period.
(2)

During the year ended December 31, 2018, the Company completed net share settlements for 21,199 common shares in connection with employee taxable income created upon vesting of PSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(3)

The total estimated awards that will ultimately vest based on the Company’s forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s TSR compared to the TSR of the selected group is expected to be 2,046,378 PSUs.

The weighted average grant-date fair value of PSUs granted during the years ended December 31, 2018, 2017 and 2016 was $16.33, $12.99 and $13.23 per PSU, respectively. The fair value of the PSUs vested during the years ended December 31, 2018, 2017 and 2016 was $1 million, $23 million and $2 million, respectively. Cash dividends accrued and paid for the years ended December 31, 2018, 2017 and 2016 were not material to the consolidated financial statements.

Stock Options

Under the Company’s equity compensation plans, stock options are generally granted with exercise price equal to the market price of the share on the date of grant. The options generally vest one-quarter, annually, over a period of four years, if the employee continues to remain in employment during the vesting period. The contractual term of the option is generally ten years from the date of grant, unless the holder’s employment is terminated sooner. The Company’s equity compensation plans generally provide that, in case of voluntary termination of employment, any vested options are exercisable for a period of 30 days from the date of voluntary termination. Where an employment has been terminated involuntarily, the holder generally has 90 days to exercise any vested options.

There were no options granted during the years ended December 31, 2018 and 2017. The weighted average grant-date fair value of options granted during the year ended December 31, 2016 was $4.03 per option. This value was estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the years ended December 31:

	2018	2017	2016
Expected term from grant date (in years)	—	—	6.25
Risk free interest rate	—	—	1.27% to 1.97%
Expected volatility	—	—	35% to 40%
Dividend yield	—	—	2%

The table below presents the activity of the Company’s stock options for the year ended December 31, 2018:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate
		Exercise Price	Terms	Intrinsic Value
	Number of Options	(in dollars)	(in years)	(in $ thousands)
Balance as of January 1, 2018	2,352,928	$13.51
Exercised	(594,616)	$11.68
Forfeited	(289,096)	$13.67
Expired	(46,112)	$15.58
Balance as of December 31, 2018	1,423,104	$14.17	6.57	$2,283
Exercisable as of December 31, 2018	934,525	$14.65	6.24	$1,130
Expected to vest as of December 31, 2018	488,579	$13.26	7.21	$1,153

During the years ended December 31, 2018 and 2017, an aggregate of 594,616 and 79,900 stock options were exercised, respectively. There were no stock options exercised during the year ended December 31, 2016.

2014 ESPP

In September 2014, the Company’s Board of Directors adopted the 2014 ESPP, which is intended to provide employees of the Company with an opportunity to acquire an interest in the Company through the purchase of common shares. For U.S. participants, the purchase price per common share is equal to 85% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months. For U.K. and Ireland participants, the purchase price per common share is equal to 100% of the fair market value of the Company’s common shares at the end of the purchase period, which is three months; however, the Company provides “matching shares” equal to 100% of the common shares purchased by the U.K. and Ireland participants. Matching shares are forfeited if the U.K. and Ireland participant terminates employment within three years after the purchase date. During the years ended December 31, 2018, 2017 and 2016, 167,642 common shares, 202,228 common shares and 194,376 common shares, respectively, were issued under the 2014 ESPP. The compensation expense recognized under the 2014 ESPP for the years ended December 31, 2018, 2017 and 2016 were not material to the Company’s consolidated financial statements.

As of December 31, 2018, pursuant to the terms of the Merger Agreement and pending the completion of the Merger, the Company suspended the 2014 ESPP, and no further contributions are being taken from the participants. All participant contributions received through December 31, 2018 were used to purchase common shares of the Company in accordance with the terms of the 2014 ESPP.

Subsidiary Equity-Based Compensation

The Company’s majority owned subsidiary, eNett, has an equity-based long-term incentive program pursuant to which certain employees and directors of eNett were granted the right to purchase eNett’s equity units for an exercise price ranging from $1.00 to $12.58 per share of eNett. The equity units vest upon satisfaction of certain performance and service conditions. As of December 31, 2018, of the approximately 5.0 million equity units granted for accounting purposes, 4.0 million equity units have vested. Additionally, the Board of Directors of eNett has approved approximately 1.0 million equity units which are available for future grants. As of December 31, 2018, the Company owns approximately 69% of

eNett after considering the impact of vested equity units. For the years ended December 31, 2018, 2017 and 2016, total equity-based compensation related to eNett equity awards amounted to $4 million, $5 million and $3 million, respectively.

Expense

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 amount to $17 million, $33 million and $32 million ($15 million, $31 million and $30 million after tax), respectively. The total income tax benefit related to stock-based compensation expense was $2 million for each of the years ended December 31, 2018, 2017 and 2016.

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2018 will be approximately $14 million, $7 million and $1 million for RSUs, PSUs and stock options, respectively, based on the fair value on the grant date and which are expected to be recognized over a weighted average period of 2.41, 1.14 and 1.33 years for RSUs, PSUs and stock options, respectively.

18. Income Per Share

The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share from continuing operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ thousands, except share data)	2018	2017	2016
Numerator – Basic and Diluted Income per Share:
Net income from continuing operations	$47,426	$138,273	$15,046
Net (income) loss attributable to non-controlling interest in subsidiaries	(2,545)	2,183	1,774
Net income from continuing operations attributable to the Company	$44,881	$140,456	$16,820
Denominator – Basic Income per Share:
Weighted average common shares outstanding	126,037,947	124,530,102	123,871,479
Income per share from continuing operations – Basic	$0.36	$1.13	$0.14

Denominator – Diluted Income per Share:
Number of common shares used for basic income per share from continuing operations	126,037,947	124,530,102	123,871,479
Weighted average effect of dilutive securities
RSUs / PSUs	1,782,868	1,376,840	1,438,393
Stock options	102,771	101,591	86,613
Weighted average common shares outstanding	127,923,586	126,008,533	125,396,485
Income per share from continuing operations – Diluted	$0.35	$1.11	$0.13

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

For the years ended December 31, 2018, 2017 and 2016, the Company had 1.0 million, 2.3 million and 2.0 million, respectively, of weighted average common share equivalents primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive, as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceeded the shares that would have been issued.

19. Segment and Geographical Information

The Company has two operating and reportable segments: Travel Solutions and Payment Solutions. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) (the chief executive officer) in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products and services, technology, delivery channels and similar economic characteristics. Comprised of Air, Beyond Air (excluding Payment Solutions) and Technology Services, Travel Solutions primarily provides distribution and merchandising solutions for airline, hotel, car rental, rail, cruise-line and tour operators, digital services, advertising and an array of additional platform services. Payment Solutions comprise B2B travel payment solutions through eNett. eNett’s core offering is a virtual payment solution that automatically generates unique Mastercard numbers used to process payments globally.

The CODM evaluates segment performance based primarily on net revenue and Segment Adjusted EBITDA, as described below. In addition, the CODM regularly reviews revenue by transaction type. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2–Summary of Significant Accounting Policies). There are no material inter-segment transactions and revenues for any period presented. As the two reportable segments are managed substantially on a separate basis, including each having their individual corporate functions, there are no material central/common corporate transaction expenses such as finance, treasury, tax, legal and marketing that are to be allocated among the reportable segments.

The CODM evaluates segment operating performance at the Segment Adjusted EBITDA level for each of the two reportable segments. The CODM does not review total assets by segment and operating performance evaluations and resource allocation decisions are not made on the basis of total assets by segment. As a result, the Company has not provided information about total segment assets.

The Company defines Segment Adjusted EBITDA as net income (loss) of the segment excluding depreciation and amortization of property and equipment and acquired intangible assets, amortization of customer loyalty payments, certain components of defined benefit pension and post-retirement benefit plans, interest expense, net, provision for (benefit from) income taxes, gain (loss) on early extinguishment of debt, and items that the Company’s management and the CODM view as outside the normal course of operations such as, income (loss) from discontinued operations, gain (loss) on sale of a subsidiary, non-cash equity-based compensation, non-cash impairment of long-lived assets, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments. Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in its calculations. Further, Segment Adjusted EBITDA provides management and investors with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results.

The tables below set forth net revenue by segment, and net revenue disaggregated by its source:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Travel Solutions	$2,235,789	$2,253,513	$2,200,932
Payment Solutions	315,275	193,766	150,424
Net revenue	$2,551,064	$2,447,279	$2,351,356

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Air	$1,706,273	$1,701,097	$1,651,316
Beyond Air	747,748	640,038	579,133
Travel Commerce Platform	2,454,021	2,341,135	2,230,449
Technology Services	97,043	106,144	120,907
Net revenue	$2,551,064	$2,447,279	$2,351,356

The table below sets forth Segment Adjusted EBITDA:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Travel Solutions	$552,637	$569,186	$556,348
Payment Solutions	37,480	20,827	18,001
Segment Adjusted EBITDA	$590,117	$590,013	$574,349

The table below sets forth segment depreciation and amortization:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Travel Solutions	$191,121	$201,927	$205,549
Payment Solutions	7,524	5,383	3,860
Depreciation and amortization	$198,645	$207,310	$209,409

The table below sets forth segment equity-based compensation:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Travel Solutions	$13,348	$28,400	$28,939
Payment Solutions	3,632	4,572	3,308
Equity-based compensation	$16,980	$32,972	$32,247

The table below reconciles net income to total Segment Adjusted EBITDA:

	Year Ended December 31,
(in $ thousands)	2018	2017	2016
Net income	$75,173	$140,280	$15,046
Adjustments:	—	—	—
Amortization of acquired intangible assets	40,662	40,854	47,095
Gain on sale of a subsidiary	—	(1,217)	—
Loss on early extinguishment of debt	27,735	5,366	4,333
Equity-based compensation and related taxes	16,921	34,739	31,788
Corporate and restructuring costs	31,715	24,998	38,772
Impairment of long-lived assets	17,505	1,763	11,152
Income from discontinued operations	(27,747)	(2,007)	—
Depreciation and amortization of property and equipment	157,687	163,756	162,314
Amortization of customer loyalty payments	82,487	74,651	71,137
Interest expense, net	103,990	117,001	145,313
Other expense	995	—	—
Provision for income taxes	38,091	32,230	29,753
Other – non-cash (1)	24,903	(42,401)	17,646
Segment Adjusted EBITDA	$590,117	$590,013	$574,349

(1)

Includes (i) unrealized losses (gains) on foreign currency derivative contracts of $26 million, $(31) million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively, (ii) unrealized (gains) losses on interest rate derivative contracts of $(1) million, $(6) million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively, (iii) $8 million related to revenue deferred in previous years for the year ended December 31, 2017 and (iv) other expenses/losses of $1 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company maintains operations in the United States, United Kingdom and other international territories. The table below presents the Company’s net revenue and long-lived assets by geographic location:

	United	United	All Other
(in $ thousands)	States	Kingdom	Countries	Total
Net Revenue
Year Ended December 31, 2018	689,677	193,584	1,667,803	2,551,064
Year Ended December 31, 2017	699,878	189,216	1,558,185	2,447,279
Year Ended December 31, 2016	740,573	197,551	1,413,232	2,351,356
Long-Lived Assets
As of December 31, 2018	450,038	13,007	32,654	495,699
As of December 31, 2017	387,845	13,339	30,557	431,741
As of December 31, 2016	399,307	13,832	17,907	431,046

No single customer accounted for 10 percent or more of the Company’s net revenue for the years ended December 31, 2018, 2017 or 2016. Similarly, no single customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2018 or 2017.

Net revenue by country is determined by the location code for the segment booking for Travel Commerce Platform revenue and the domicile of the legal entity receiving the revenue for Technology Services revenue. Travel Commerce Platform revenue, consisting of Air and Beyond Air, accounts for 96% of total net revenue, with revenue from Technology Services accounting for the remaining 4%, for the year ended December 31, 2018. Long-lived assets exclude financial instruments, deferred taxes, goodwill and intangible assets.

20. Discontinued Operations

In connection with the sale of the Gullivers Travel Associates business to Kuoni in 2011, the Company agreed to indemnify Kuoni through January 2018 for certain potential liabilities relating to pre-sale events. As no further obligations arose under the indemnity, the Company released the remaining balance of the indemnity provision of $28 million during the first quarter of 2018, which is included within income from discontinued operations, net of tax, in the consolidated statements of operations. This release of the indemnity provision did not have any impact on the consolidated statements of cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2018, 2017 AND 2016

	Balance at	Charged to		Write-Offs		Balance at
	Beginning of	Expense or Other		and Other		End of
(in $ thousands)	Period	Accounts		Adjustments		Period
Allowance for Doubtful Accounts:
Year ended December 31, 2018	10,245	492		(2,322)		8,415
Year ended December 31, 2017	13,430	2,901		(6,086)		10,245
Year ended December 31, 2016	14,575	2,162		(3,307)		13,430

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2018	186,519	(10,507)		110,871	(1)	286,883
Year ended December 31, 2017	215,795	4,374	(2)	(33,650)		186,519
Year ended December 31, 2016	383,357	12,410		(179,972)		215,795

(1)	Includes $101 million of valuation allowance on deferred tax assets related to intra-group intangibles (see Note 4 —Income Taxes).
(2)	Includes the impact of U.S. Tax Reforms

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S‑4 of Travelport Limited (333‑141714) filed on March 30, 2007).

2.2

Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S‑4 of Travelport Limited (333‑141714) filed on March 30, 2007).

2.3

Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S‑4 of Travelport Limited (333‑141714) filed on March 30, 2007).

2.4

Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8‑K dated August 1, 2006).

2.5

Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10‑K filed by Travelport Limited on March 31, 2011).

2.6

Agreement and Plan of Merger, dated as of December 9, 2018, by and among Travelport Worldwide Limited, Toro Private Holdings III, Ltd. and, following the execution of a joinder, Toro Private Holdings IV, Ltd. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on December 10, 2018).**

3.1

Amended and Restated Memorandum of Association of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed by Travelport Worldwide Limited on September 30, 2014).

3.2	Amended and Restated Bye-laws of Travelport Worldwide Limited (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K filed by Travelport Worldwide Limited on September 30, 2014).
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
10.1

Credit Agreement, dated as of March 16, 2018, among Travelport Limited, Travelport Finance (Luxembourg) S.a.r.l., the guarantors from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent and an L/C issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on March 16, 2018).

Exhibit No.	Description

10.2

Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8‑K dated August 1, 2006).

10.3

Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).

10.4

First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by Travelport Limited on May 7, 2008).

10.5

Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10‑K filed by Travelport Limited on March 12, 2009).

10.6

Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by Travelport Limited on November 7, 2013).

10.7

Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8‑K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).

10.8

Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).

10.9

Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited. (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10‑K filed by Travelport Limited on March 12, 2013).

10.10

Contract of Employment, dated as of January 4, 2016, between Stephen Shurrock and Travelport International Limited (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10‑K filed by Travelport Worldwide Limited on February 21, 2017).

10.11

Letter Agreement of Matthew Minetola, dated as of November 4, 2014 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10‑K filed by Travelport Worldwide Limited on February 27, 2015).

10.12

Contract of Employment, dated as of January 1, 2016, between Bernard Bot and Travelport International Limited (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10‑K filed by Travelport Worldwide Limited on February 18, 2016).

10.13

Letter Agreement of Margaret Cassidy, dated as of June 16, 2017. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by Travelport Worldwide Limited on February 20, 2018).

10.14	Travelport Officer Deferred Compensation Plan (Amended and Restated as of January 1, 2019).
10.15	Form of Travelport Worldwide Limited 2013 Equity Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10‑Q filed by Travelport Limited on August 8, 2013).

Exhibit No.	Description

10.16

Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed by Travelport Limited on May 6, 2010). *

10.17

Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10‑K filed by Travelport Limited on March 12, 2013). *

10.18

Amendment 15 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10‑K filed by Travelport Limited on March 10, 2014).

10.19

Amendment 16 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10‑K filed by Travelport Limited on March 10, 2014). *

10.20

Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).

10.21

Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).

10.22

Letter Agreement between Travelport Limited and Douglas M. Steenland, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed by Travelport Limited on May 9, 2013).

10.23

Letter Agreement between Travelport Worldwide Limited and Douglas M. Steenland, effective as of September 24, 2014 (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10‑K filed by Travelport Worldwide Limited on February 27, 2015).

10.24	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10‑Q filed by Travelport Limited on August 8, 2013).
10.25

Travelport Worldwide Limited Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

10.26

Travelport Worldwide Limited 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

10.27

Form of Travelport Worldwide Limited Management Equity Award Agreement (United States) (Incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

10.28

Form of Travelport Worldwide Limited Management Equity Award Agreement (United Kingdom/RoW) (Incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

Exhibit No.	Description

10.29

Amendment to Travelport Worldwide Limited 2013 Equity Plan, dated September 5, 2014 (Incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

10.30

Travelport Worldwide Limited Amended and Restated 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on August 4, 2016).

10.31

Form of Indemnification Agreement of Travelport Worldwide Limited (Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S‑1 of Travelport Worldwide Limited (333‑196506) filed on September 10, 2014).

10.32	Form of Director Award Agreement (Restricted Stock Units) (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on November 6, 2014).
10.33

Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (U.S. Named Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on May 5, 2016).

10.34

Form of 2016 Travelport Worldwide Limited Management Equity Award Agreement (U.K. Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on May 5, 2016).

10.35	Form of Director Award Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on August 4, 2016).
10.36

Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (U.S. Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on May 9, 2017).

10.37

Form of 2017 Travelport Worldwide Limited Management Equity Award Agreement (U.K. Named Executive Officers) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed by Travelport Worldwide Limited on May 9, 2017).

10.38

Form of 2018 Travelport Worldwide Limited Management Equity Award Agreement (U.S. Named Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 3, 2018).

10.39

Form of 2018 Travelport Worldwide Limited Management Equity Award Agreement (U.K. Named Executive Officers) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Worldwide Limited on May 3, 2018).

10.40

Voting Agreement, dated as of December 9, 2018, by and among Travelport Worldwide Limited and each person identified on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Worldwide Limited on December 10, 2018).

21	List of Subsidiaries.
23	Consent of Deloitte LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)‑14(a) and 15(d)‑14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)‑14(a) and 15(d)‑14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*     Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b‑2.

**   Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT WORLDWIDE LIMITED

By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Chief Accounting Officer

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Wilson	Chief Executive Officer and Director	February 22, 2019
(Gordon Wilson)

/s/ Bernard Bot	Executive Vice President and Chief Financial Officer	February 22, 2019
(Bernard Bot)

/s/ Douglas Steenland	Chairman of the Board and Director	February 22, 2019
(Douglas Steenland)

/s/ Elizabeth Buse	Director	February 22, 2019
(Elizabeth Buse)

/s/ Steven Chambers	Director	February 22, 2019
(Steven Chambers)

/s/ Michael J. Durham	Director	February 22, 2019
(Michael J. Durham)

/s/ Scott Forbes	Director	February 22, 2019
(Scott Forbes)

/s/ Douglas Hacker	Director	February 22, 2019
(Douglas Hacker)

/s/ John B. Smith	Director	February 22, 2019
(John B. Smith)

/s/ Antonios Basoukeas	Chief Accounting Officer	February 22, 2019
(Antonios Basoukeas)

H-1