Form 10-Q
period 2019-03-31
Travelport Worldwide LTD
filed 2019-05-10
CIK 1424755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of May 9, 2019, there were 126,523,035 shares of the Registrants’ common shares, par value $0.0025 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10‑Q to “we,” “our,” “us” or “Travelport” refer to Travelport Worldwide Limited, a Bermuda company, and its consolidated subsidiaries.

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

•	the impact that the potential Merger (as defined below) transaction may have on our operations; and
•	maintenance and protection of our information technology (“IT”) and intellectual property.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2019, and this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report on Form 10‑Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands, except share data)	2019	2018
Net revenue	$656,539	$677,838
Costs and expenses
Cost of revenue	402,032	426,397
Selling, general and administrative	113,194	125,200
Depreciation and amortization	54,026	48,577
Total costs and expenses	569,252	600,174
Operating income	87,287	77,664
Interest expense, net	(34,773)	(14,935)
Loss on early extinguishment of debt	(17)	(27,661)
Other expense	(2,055)	(93)
Income from continuing operations before income taxes	50,442	34,975
Provision for income taxes	(28,050)	(3,491)
Net income from continuing operations	22,392	31,484
Income from discontinued operations, net of tax	—	27,747
Net income	22,392	59,231
Net income attributable to non-controlling interest in subsidiaries	(2,124)	(402)
Net income attributable to the Company	$20,268	$58,829
Income per share – Basic:
Income per share – continuing operations	$0.16	$0.25
Income per share – discontinued operations	—	0.22
Basic income per share	$0.16	$0.47
Weighted average common shares outstanding – Basic	126,508,036	125,428,257
Income per share – Diluted:
Income per share – continuing operations	$0.16	$0.25
Income per share – discontinued operations	—	0.22
Diluted income per share	$0.16	$0.47
Weighted average common shares outstanding – Diluted	128,220,382	126,131,201
Cash dividends declared per common share	$—	$0.075

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2019	2018
Net income	$22,392	$59,231
Other comprehensive income, net of tax:
Currency translation adjustment, net of tax	105	4,270
Amortization of actuarial loss to net income, net of tax	3,055	2,473
Other comprehensive income, net of tax:	3,160	6,743
Comprehensive income	25,552	65,974
Comprehensive income attributable to non-controlling interest in subsidiaries	(2,124)	(402)
Comprehensive income attributable to the Company	$23,428	$65,572

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in $ thousands, except share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$247,725	$213,001
Accounts receivable (net of allowances for doubtful accounts of $9,261 and $8,415 as of March 31, 2019 and December 31, 2018, respectively)	259,769	209,834
Other current assets	115,075	113,605
Total current assets	622,569	536,440
Property and equipment, net	487,236	495,699
Operating lease right-of-use assets	57,301	—
Goodwill	1,083,081	1,083,766
Trademarks and tradenames	313,097	313,097
Other intangible assets, net	408,172	423,512
Deferred income taxes	21,782	21,229
Other non-current assets	60,146	55,314
Total assets	$3,053,384	$2,929,057
Liabilities and equity
Current liabilities:
Accounts payable	$81,497	$65,936
Accrued expenses and other current liabilities	529,170	506,266
Current portion of long-term debt	59,238	57,497
Current portion of operating lease liabilities	12,664	—
Total current liabilities	682,569	629,699
Long-term debt	2,180,284	2,194,537
Long-term operating lease liabilities	57,428	—
Deferred income taxes	38,919	37,254
Other non-current liabilities	216,240	219,925
Total liabilities	3,175,440	3,081,415
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preference shares ($0.0025 par value; 225,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018)	—	—
Common shares ($0.0025 par value; 560,000,000 shares authorized; 128,326,915 shares and 128,229,030 shares issued; 126,523,035 shares and 126,436,176 shares outstanding as of March 31, 2019 and December 31, 2018, respectively)	320	320
Additional paid in capital	2,685,538	2,680,615
Treasury shares, at cost (1,803,880 shares and 1,792,854 shares as of March 31, 2019 and December 31, 2018, respectively)	(27,796)	(27,623)
Accumulated deficit	(2,628,493)	(2,648,761)
Accumulated other comprehensive loss	(171,793)	(174,953)
Total shareholders’ equity (deficit)	(142,224)	(170,402)
Equity attributable to non-controlling interest in subsidiaries	20,168	18,044
Total equity (deficit)	(122,056)	(152,358)
Total liabilities and equity	$3,053,384	$2,929,057

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2019	2018
Operating activities
Net income	$22,392	$59,231
Income from discontinued operations, net of tax	—	(27,747)
Net income from continuing operations	22,392	31,484
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	54,026	48,577
Amortization of customer loyalty payments	16,454	22,343
Impairment of long-lived assets	3,968	491
Amortization of debt finance costs and debt discount	836	1,890
Loss on early extinguishment of debt	17	27,661
Unrealized (gain) loss on foreign exchange derivative instruments	(4,448)	242
Unrealized loss (gain) on interest rate derivative instruments	7,727	(10,430)
Equity-based compensation	3,843	5,056
Deferred income taxes	1,052	(9,836)
Customer loyalty payments	(18,046)	(27,366)
Pension liability contribution	(2,916)	(338)
Changes in assets and liabilities:
Accounts receivable, net	(50,065)	(62,768)
Other current assets	342	(8,057)
Accounts payable, accrued expenses and other current liabilities	41,138	53,750
Other	7,169	10,398
Net cash provided by operating activities	$83,489	$83,097

Investing activities
Property and equipment additions	$(34,097)	$(36,663)
Net cash used in investing activities	$(34,097)	$(36,663)

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ thousands)	2019	2018
Financing activities
Proceeds from term loans	$—	$1,400,000
Proceeds from issuance of senior secured notes	—	745,000
Repayment of term loans	(5,500)	(2,153,750)
Repayment of finance lease obligations	(9,366)	(7,409)
Repayment of other indebtedness	(263)	(591)
Debt finance costs and lender fees	—	(17,381)
Dividend to shareholders	—	(9,427)
Proceeds from share issuance under employee share purchase plan and stock options	463	2,088
Treasury share purchase related to vesting of equity awards	(173)	(235)
Net cash used in financing activities	$(14,839)	$(41,705)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	202	397
Net increase in cash, cash equivalents and restricted cash	34,755	5,126
Cash, cash equivalents and restricted cash at beginning of period	216,380	122,039
Cash, cash equivalents and restricted cash at end of period (Note 8)	$251,135	$127,165

Supplemental disclosures of cash flow information
Interest payments, net of capitalized interest	$37,267	$31,530
Income tax payments, net of refunds	8,118	11,902
Right-of-use assets obtained in exchange for finance lease liabilities	1,943	2,164
Non-cash purchase of property and equipment	—	4,220

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)

(unaudited)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of December 31, 2018	128,229,030	$320	$2,680,615	1,792,854	$(27,623)	$(2,648,761)	$(174,953)	$18,044	$(152,358)
Equity-based compensation	97,885	—	4,923	—	—	—	—	—	4,923
Treasury shares purchased in relation to vesting of equity awards	—	—	—	11,026	(173)	—	—	—	(173)
Comprehensive income, net of tax	—	—	—	—	—	20,268	3,160	2,124	25,552
Balance as of March 31, 2019	128,326,915	$320	$2,685,538	1,803,880	$(27,796)	$(2,628,493)	$(171,793)	$20,168	$(122,056)

							Accumulated	Non-
			Additional				Other	Controlling	Total
	Common Shares		Paid in	Treasury Shares		Accumulated	Comprehensive	Interest in	Equity
(in $ thousands, except share data)	Number	Amount	Capital	Number	Amount	Deficit	Loss	Subsidiaries	(Deficit)
Balance as of December 31, 2017	126,967,010	$317	$2,700,133	1,620,397	$(24,755)	$(2,722,375)	$(155,621)	$9,980	$(192,321)
Change in accounting policy for revenue recognition	—	—	—	—	—	986	—	—	986
Dividend to shareholders ($0.075 per common share)	—	—	(9,699)	—	—	—	—	—	(9,699)
Equity-based compensation	293,143	1	7,342	—	—	—	—	956	8,299
Purchase of non-controlling interest in a subsidiary	—	—	(1,887)	—	—	—	—	1,887	—
Treasury shares purchased in relation to vesting of equity awards	—	—	—	17,445	(235)	—	—	—	(235)
Treasury shares issued in relation to vesting of equity awards	—	—	(123)	(8,008)	123	—	—	—	—
Comprehensive income, net of tax	—	—	—	—	—	58,829	6,743	402	65,974
Balance as of March 31, 2018	127,260,153	$318	$2,695,766	1,629,834	$(24,867)	$(2,662,560)	$(148,878)	$13,225	$(126,996)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and the Merger

Basis of Presentation

Travelport Worldwide Limited (the “Company” or “Travelport”) is a technology company that operates a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry, with a presence in approximately 180 countries and territories.

The Travel Commerce Platform, through which the Company facilitates travel commerce, connects the world’s leading travel providers (“customers”), such as airlines, hotel chains and car rental companies with online and offline travel buyers, including travel agencies, travel management companies and corporations. As customer needs and technologies evolve, Travelport continues to invest in its Travel Commerce Platform. Travelport has led innovation in electronic distribution and merchandising of airline core and ancillary products and extensively diversified its offerings to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering business-to-business (“B2B”) travel payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. The Company also has a strong focus on mobile commerce, providing a wide range of services that allows airlines, hotels, corporate travel management companies and travel agencies to engage with their customers through digital services, including apps, corporate booking tools and mobile messaging. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users. Through its Technology Services, Travelport provides critical information technology and hosting services to airlines, such as shopping, ticketing, departure control, business intelligence and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company hosts reservations, inventory management and other related critical systems for Delta Air Lines Inc.

The Company has two operating and reportable segments, Travel Solutions and Payment Solutions (see Note 16 –  Segment and Geographical Information).

These consolidated condensed financial statements and other consolidated condensed financial information included in this Quarterly Report on Form 10‑Q are unaudited, with the exception of the December 31, 2018 consolidated condensed balance sheet, which was derived from audited consolidated financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In presenting the consolidated condensed financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

The Merger

On December 9, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Toro Private Holdings III, Ltd. (“Parent”), and following the execution of the joinder agreement, dated December 11, 2018, Toro Private Holdings IV, Ltd. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Travelport,

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

If the Merger is completed, the shareholders of the Company will be entitled to receive $15.75 in cash, less any applicable withholding taxes, for each common share of Travelport owned by them.  Further, the common shares of the Company will no longer be publicly traded and will be delisted from the New York Stock Exchange. In addition, the common shares of the Company will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic reports with the SEC.

The shareholders of the Company approved the Merger on March 15, 2019. However, the consummation of the Merger is subject to additional closing conditions, including approval under the competition laws of Russia.

2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on lease accounting that establishes a right-of-use (“ROU”) model and requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under this guidance, leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The guidance requires adoption using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued further guidance to provide another option for transition under which the comparative periods presented in the financial statements in the year of adoption were not required to be restated. Under this transition method, a company could apply the transition provisions on January 1, 2019 (i.e. the effective date).

The Company adopted the provisions of this guidance effective January 1, 2019, applying the modified retrospective method to all qualifying leases existing at, or entered into, after January 1, 2019 and with a lease term of greater than 12 months. The Company elected to apply the package of practical expedients that does not require it to reassess the following for any expired or existing leases at the transition date: (i) whether any contractual arrangements are or contain leases, (ii) lease classification as operating or finance and (iii) initial direct costs incurred.

The adoption of the new lease guidance as of January 1, 2019 resulted in an increase in the Company’s total assets of $61 million and an increase in its total liabilities of $74 million, arising from the recognition of operating lease ROU assets and operating lease liabilities. The difference of $13 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of operating lease ROU assets. The accounting for finance leases under the new guidance remained substantially unchanged and there was no impact on the Company’s finance lease assets and obligations upon adoption of this guidance.

Financial information for the reporting periods beginning after January 1, 2019 is presented under the new lease guidance, while prior period amounts are not adjusted and continue to be reported under the previous lease guidance, resulting in a balance sheet presentation that is not comparable to the prior periods in the first year of adoption. Under the

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

new guidance, leases previously described as capital lease assets and capital lease liabilities are now referred to as finance lease ROU assets and finance lease liabilities, respectively, to conform to the current period presentation.

There was no impact on Company’s accumulated deficit balance as of January 1, 2019. Further, there was no impact on the Company’s consolidated condensed statements of operations, total equity (deficit) and cash flows for the quarter ended March 31, 2019 resulting from the application of new lease guidance (see Note 12 – Leases).

Accounting Pronouncements Not Yet Adopted

Intangibles—Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued new guidance on a customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor, which is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. This guidance is effective for the Company for the interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements.

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

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

3. Revenue

The following table presents the Company’s net revenue disaggregated by its source. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended	Three Months Ended
(in $ thousands)	March 31, 2019	March 31, 2018
Air	$452,687	$472,935
Beyond Air	180,412	179,751
Travel Commerce Platform (1)	633,099	652,686
Technology Services	23,440	25,152
Net revenue	$656,539	$677,838

(1)

Includes $15 million and $18 million of Travel Commerce Platform revenue for the three months ended March 31, 2019 and 2018, respectively, that does not represent revenue recognized from contracts with customers.

The Company’s operations are organized into two operating segments: (i) Travel Solutions and (ii) Payment Solutions. Travel Solutions comprise Air, Beyond Air (excluding the Company’s B2B travel payment solutions) and Technology Services. Payment Solutions comprise the Company’s B2B travel payment solutions through eNett International (Jersey) Limited (“eNett”).  The table below sets forth segment net revenue:

	Three Months Ended	Three Months Ended
(in $ thousands)	March 31, 2019	March 31, 2018
Travel Solutions	$573,158	$604,059
Payment Solutions	83,381	73,779
Net revenue	$656,539	$677,838

The table below sets forth Travel Commerce Platform revenue disaggregated by region:

	Three Months Ended	Three Months Ended
(in $ thousands)	March 31, 2019	March 31, 2018
Asia Pacific	$158,664	$141,551
Europe	218,947	244,442
Latin America and Canada	33,125	29,859
Middle East and Africa	84,747	79,106
International	495,483	494,958
United States	137,616	157,728
Travel Commerce Platform (1)	$633,099	$652,686

(1)

Includes $15 million and $18 million of Travel Commerce Platform revenue for the three months ended March 31, 2019 and 2018, respectively, that does not represent revenue recognized from contracts with customers.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Contract Balances

Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.

As of March 31, 2019, the Company did not have contract assets. The opening and closing balances of the Company’s accounts receivable and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
(in $ thousands)	Accounts Receivable, net (1)	Deferred Revenue (current) (1)	Deferred Revenue (non-current) (1)
Balance as of March 31, 2019	$213,474	$14,918	$7,171
Balance as of December 31, 2018	167,447	14,449	7,462
Increase (Decrease)	$46,027	$469	$(291)

(1)	Accounts receivable, net, and deferred revenue exclude balances not related to contracts with customers.

Substantially all of the Company’s Air revenue within its Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), the Airline Clearing House (“ACH”) and other similar clearing houses, whereby the payments are submitted monthly to the IATA or the ACH and are settled (on a net basis) within approximately 30 days. Airlines that do not settle payments through them and customers in Beyond Air and Technology Services are generally invoiced on a monthly basis, and the payments are generally received within approximately 30 to 60 days.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. The cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $5 million of net revenue recognized that was included in the deferred revenue balance as of December 31, 2018.

Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $47 million, of which the Company expects to recognize revenue of approximately 82% over the next 24 months, including approximately 52% over the next 12 months.

The Company does not disclose the value of its unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

4. Income Taxes

The Company’s tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) a valuation allowance maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, including limitation to the tax deductibility of interest expense in the U.K., (iv) certain income or gains that are not subject to tax and (v) items identified as discrete during the interim periods.

As of December 31, 2018, the Company had U.S. federal net operating losses (“NOL”) carry forwards of approximately $399 million, which expire between 2030 and 2037 and $17 million that can be utilized indefinitely, state

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOL carry forwards, which expire between 2019 and 2038, and alternative minimum tax and other tax credits carry forward of approximately $28 million. The Company had other non–U.S. NOL carry forwards of $393 million that expire between three years and indefinitely. As of December 31, 2018, the deferred tax asset in respect of these U.S. and non–U.S. NOL carry forwards and U.S. tax credits was $208 million. The Company believes it is more likely than not that the benefit from certain U.S. federal, U.S. state and non–U.S. NOL carry forwards and other deferred tax assets will not be realized. Consequently, the Company has recorded valuation allowances of $186 million against such deferred tax assets as of December 31, 2018. The Company also maintains a deferred tax asset of $101 million resulting from intra-entity transfer of assets (intra-group intangibles) with an associated full valuation allowance (as it is more-likely-than-not that this deferred tax asset will not be realized).

The Company regularly assesses its ability to realize deferred tax assets. As of March 31, 2019, the Company’s estimated annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards due to an increase in taxable temporary differences that support deferred tax asset utilization. However, the Company maintains a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that the Company will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.

For the three months ended March 31, 2019, the Company recognized a $10 million charge for uncertain tax position related to the realizability of U.K. NOL carry forwards. In the first quarter of 2018, the Company expected that there would be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, the Company realized a net benefit of $10 million following the release of the valuation allowance on the deferred tax assets associated with its U.K. NOL carry forwards.

5. Other Current Assets

Other current assets consisted of:

	March 31,	December 31,
(in $ thousands)	2019	2018
Prepaid expenses	$33,853	$40,679
Sales and use tax receivables	29,226	27,768
Prepaid incentives	20,220	14,316
Client funds	18,403	11,224
Derivative assets	4,617	9,700
Other	8,756	9,918
	$115,075	$113,605

Client funds represent cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2019			December 31, 2018
		Accumulated			Accumulated
(in $ thousands)	Cost	depreciation	Net	Cost	depreciation	Net
Capitalized software	$1,058,612	$(816,579)	$242,033	$989,410	$(787,544)	$201,866
Computer equipment	118,723	(92,208)	26,515	120,673	(89,716)	30,957
Finance lease right-of-use assets	215,596	(84,800)	130,796	215,065	(75,780)	139,285
Building and leasehold improvements	32,579	(15,979)	16,600	32,235	(15,282)	16,953
Construction in progress	71,292	—	71,292	106,638	—	106,638
	$1,496,802	$(1,009,566)	$487,236	$1,464,021	$(968,322)	$495,699

The Company recorded depreciation expense (including depreciation on finance lease ROU assets) of $44 million and $38 million for the three months ended March 31, 2019 and 2018, respectively.

7. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets of the Company between January 1, 2019 and March 31, 2019 are as follows:

	January 1,			Foreign	March 31,
(in $ thousands)	2019	Additions	Retirements	Exchange	2019
Non-Amortizable Assets:
Goodwill	$1,083,766	$—	$—	$(685)	$1,083,081
Trademarks and tradenames	313,097	—	—	—	313,097
Other Intangible Assets:
Acquired intangible assets	743,317	—	—	(9)	743,308
Accumulated amortization	(502,019)	(10,165)	—	6	(512,178)
Acquired intangible assets, net	241,298	(10,165)	—	(3)	231,130
Customer loyalty payments	370,851	24,235	(39,245)	698	356,539
Accumulated amortization	(188,637)	(22,223)	31,724	(361)	(179,497)
Customer loyalty payments, net	182,214	2,012	(7,521)	337	177,042
Other intangible assets, net	$423,512	$(8,153)	$(7,521)	$334	$408,172

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Goodwill includes an amount of $7 million as of both March 31, 2019 and December 31, 2018 that has been allocated to the Payment Solutions segment.

The Company paid cash of $18 million and $27 million for customer loyalty payments during the three months ended March 31, 2019 and 2018, respectively. Further, as of March 31, 2019 and December 31, 2018, the Company had balances payable of $48 million and $52 million, respectively, for customer loyalty payments (see Note 9 — Accrued Expenses and Other Current Liabilities).

Amortization expense for acquired intangible assets was $10 million for each of the three months ended March 31, 2019 and 2018 and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations. Included within retirements of customer loyalty payments is $4 million of impairment recognized during the three months ended March 31, 2019.

Amortization expense for customer loyalty payments was $16 million (net of derecognition of $6 million of related customer loyalty payments liability) and $22 million for the three months ended March 31, 2019 and 2018, respectively, and is included within cost of revenue or net revenue in the Company’s consolidated condensed statements of operations.

8. Other Non-Current Assets

Other non-current assets consisted of:

	March 31,	December 31,
(in $ thousands)	2019	2018
Prepaid incentives	$34,546	$28,148
Pension assets	8,249	6,828
Restricted cash	3,410	3,379
Deferred financing costs	1,416	1,517
Derivative assets	201	2,506
Other	12,324	12,936
	$60,146	$55,314

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The restricted cash of $3 million as of both March 31, 2019 and December 31, 2018 relates to cash provided as collateral for an operational bank facility. The cash and cash equivalents balance of $248 million and $213 million as of March 31, 2019 and December 31, 2018, respectively, and the restricted cash balance of $3 million as of both March 31, 2019 and December 31, 2018, are considered together to determine the movements in and balances of cash, cash equivalents and restricted cash in the Company’s consolidated condensed statements of cash flows.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	March 31,	December 31,
(in $ thousands)	2019	2018
Accrued commissions and incentives	$323,893	$282,444
Deferred revenue and rebate obligations	58,733	55,221
Accrued payroll and related	57,838	78,094
Income tax payable	25,058	16,996
Customer prepayments	18,403	11,224
Derivative liabilities	11,651	16,690
Accrued interest expense	10,526	20,528
Pension and post-retirement benefit liabilities	1,590	1,561
Other	21,478	23,508
	$529,170	$506,266

Included in accrued commissions and incentives are $48 million and $52 million of accrued customer loyalty payments as of March 31, 2019 and December 31, 2018, respectively.

In the third quarter of 2018, the Company initiated plans to enhance the Company’s operational efficiency in response to changes in market conditions and the industry in which the Company operates. As a result, the Company has commenced the implementation of changes to its operating and management structure to streamline and simplify the organization. It is expected that the implementation of these plans will result in savings within its corporate and operational functions. For the three months ended March 31, 2019, the Company recorded severance charges of $1 million, which are included within selling, general and administrative expense on the Company’s consolidated condensed statements of operations as the liability is probable and the amount can be reasonably estimated for anticipated severances in accordance with the Company’s severance policies for ongoing benefit arrangements. A liability for severance costs of $8 million and $16 million is included within accrued payroll and related in the consolidated condensed balance sheets as of March 31, 2019 and December 31, 2018, respectively.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Long-Term Debt

Long-term debt consisted of:

	Interest		March 31,	December 31,
(in $ thousands)	rate	Maturity	2019	2018
Senior Secured Credit Agreement
Term loans (1)	L+2.50%	March 2025	$1,367,688	$1,372,666
Revolver borrowings	L+2.25%	September 2022	—	—
Senior Secured Notes
Senior secured notes (2)	6.00%	March 2026	738,504	738,274
Finance lease liabilities			129,306	136,729
Other indebtedness			4,024	4,365
Total debt			2,239,522	2,252,034
Less: current portion			59,238	57,497
Long-term debt			$2,180,284	$2,194,537

(1)

As of March 31, 2019 and December 31, 2018, the principal amount of term loans outstanding under the senior secured credit agreement was $1,380 million and $1,385 million, respectively, which is netted for unamortized debt discount of $6 million as of both March 31, 2019 and December 31, 2018 and unamortized debt finance costs of $6 million as of both March 31, 2019 and December 31, 2018.

(2)

As of both March 31, 2019 and December 31, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of $6 million and $7 million, as of March 31, 2019 and December 31, 2018, respectively.

Senior Secured Credit Agreement

During the three months ended March 31, 2019, the Company (i) repaid $6 million principal amount of term loans outstanding under the senior secured credit agreement and (ii) amortized $1 million of debt finance costs and debt discount.

The interest rate per annum applicable to (a) the term loans is based on, at the election of the Company, LIBOR plus 2.50% or base rate (as defined in the senior secured credit agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at the election of the Company, LIBOR plus 2.25% or base rate (as defined in the senior secured credit agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. The Company expects to pay interest based on LIBOR.

The Company is not contractually required to repay quarterly installments of the term loans until the fourth quarter of 2019. However, the Company has classified a portion of its term loans (along with the contractual quarterly installments) as current portion of long-term debt as the Company intends, and is able, to make additional voluntary prepayments of the term loans from cash flow from operations, which the Company expects to occur within the next twelve months. The amount of any such prepayments may vary based on the Company’s actual cash flow generation and needs, as well as general economic conditions.

Under the senior secured credit agreement, the Company has a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of March 31, 2019, there were no outstanding borrowings under the revolving credit facility under the senior secured credit agreement, and $4 million was utilized for the issuance of letters of credit, with a balance of $146 million remaining.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Change of Control

Under the terms of the senior secured credit agreement, a Change of Control of the Company is considered to be an Event of Default (in each case as defined in the senior secured credit agreement) and, as a result, the Administrative Agent (as defined in the senior secured credit agreement) may and, at the request of the majority of lenders, shall (i) declare the unpaid principal amount of the outstanding term loans and revolving credit loans and the amount of all outstanding payments made by a lender pursuant to a letter of credit, along with the interest accrued and unpaid thereon, to be immediately due and payable, (ii) require the Company to provide cash as collateral in an amount equal to 103% of the aggregate amount available to be drawn under all outstanding letters of credit plus any unreimbursed drawings and (iii) terminate all the commitments of the lenders provided to the Company.

Senior Secured Notes

As of March 31, 2019, the Company had a principal amount of $745 million in senior secured notes due in March 2026 with a stated interest rate of 6.00% per annum.

Change of Control

A  Change of Control and the Ratings Event, in each case as defined in the Indenture governing the Company’s senior secured notes, if occurs, will constitute a “Change of Control Triggering Event” under the Indenture and, subject to certain conditions, the Company will be required to make an offer to purchase all of the senior secured notes pursuant to the “Change of Control Offer” (as defined in the Indenture), at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, up to but excluding the date of repurchase, unless the Company has previously or substantially concurrently therewith delivered a redemption notice with respect to all the outstanding senior secured notes as described in the Indenture. Subject to and conditional upon the closing of the Merger, the issuer of the senior secured notes, a wholly owned subsidiary of the Company, has given notice to the trustee under the Indenture and the holders of the senior secured notes of its intention to optionally redeem the notes, in whole at a redemption price equal to 100% of the principal amount plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to but excluding the redemption date.

Finance Lease Obligations

During the three months ended March 31, 2019, the Company repaid $9 million under its finance lease obligations and entered into $2 million of new finance leases for information technology assets.

As of March 31, 2019, the Company was in full compliance with all restrictive and financial covenants related to its debt.

11. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2019, there were no material changes in the Company’s foreign currency and interest rate risk management policies or in its fair value methodology.

As of March 31, 2019, the Company had a net liability position of $9 million related to its derivative financial instruments.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency Risk

The Company’s primary foreign currency risk exposure as of March 31, 2019 was due to exchange rate fluctuations that arise from certain intercompany transactions and earnings denominated in non-U.S. dollar currencies and from non-functional currency denominated assets and liabilities.

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

Interest Rate Risk

As of March 31, 2019, the Company’s primary interest rate risk exposure was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on the Company’s U.S. dollar denominated variable rate term loans. During the three months ended March 31, 2019, the average LIBOR rate applied to the term loans was 2.65%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of March 31, 2019, the Company had outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

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

Presented below is a summary of the gross fair value of the Company’s derivative contracts, which have not been designated as hedging instruments, recorded on the consolidated condensed balance sheets:

		Fair Value Asset			Fair Value (Liability)
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in $ thousands)	Location	2019	2018	Location	2019	2018
Interest rate swap contracts	Other current assets	$4,130	$8,622	Accrued expenses and other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	201	2,506	Other non-current liabilities	(2,464)	(1,535)
Foreign currency contracts	Other current assets	487	1,078	Accrued expenses and other current liabilities	(11,651)	(16,690)
Total fair value of derivative assets (liabilities)		$4,818	$12,206		$(14,115)	$(18,225)

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2019, the net notional amounts of the Company’s derivative contracts are as follows:

	March 31,	December 31,
(in $ thousands)	2019	2018
Interest rate swap contracts (varying contracts and periods as discussed above)	$1,920,000	$3,320,000
Foreign currency contracts (covering periods until March 2020)	404,548	411,957

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
(in $ thousands)	March 31, 2019	March 31, 2018
Net derivative (liability) asset opening balance	$(6,019)	$18,393
Total (loss) gain for the period included in net income	(7,630)	16,281
Payments on (proceeds from) settlement of derivative contracts	4,352	(6,093)
Net derivative (liability) asset closing balance	$(9,297)	$28,581

The table below presents the impact of the changes in fair values of derivatives not designated as hedges on net income during the three months ended March 31, 2019 and 2018:

		Amount of (Loss) Gain
		Recorded in Net Income
		Three Months Ended
	Location of (Loss) Gain Recorded	March 31,
(in $ thousands)	in Statement of Operations	2019	2018
Interest rate swap contracts	Interest expense, net	$(4,861)	$11,222
Foreign currency contracts	Selling, general and administrative	(2,769)	5,059
		$(7,630)	$16,281

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

		March 31, 2019		December 31, 2018
(in $ thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Derivative assets	Level 2	$4,818	$4,818	$12,206	$12,206
Derivative liabilities	Level 2	(14,115)	(14,115)	(18,225)	(18,225)
Total debt	Level 2	(2,239,522)	(2,316,134)	(2,252,034)	(2,249,481)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are based on market quoted probability rates of default for each of the derivative assets and liabilities, resulting in a weighted average probability of default of 11% and a recovery rate of 75% for derivative assets and 65% for derivative liabilities. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2019.

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

12. Leases

The Company determines whether an arrangement contains a lease at inception. Lease assets represent the Company’s right-to-use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Finance leases are generally those leases that allow the Company to either utilize the entire asset over its economic life or substantially pay for all of the fair value of the asset over the lease term. All other leases are categorized as operating leases. Lease ROU assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. As the interest rate implicit in the lease is generally not determinable in transactions where the Company is a lessee, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments and uses the implicit rate when readily available. The Company determines the incremental borrowing rate through the use of market sources including relevant industry rates. The operating lease ROU assets include lease pre-payments and initial direct costs and are reduced for any lease incentives. The Company’s lease terms may include options to extend or terminate the lease and when it is reasonably certain that the Company will exercise that option, it is reflected in the expected lease terms for ROU assets and lease liabilities.

The Company’s lease agreements may include both lease and non-lease components. For leases of information technology equipment used in its data centers, the Company accounts for the lease and non-lease components on a combined basis. For leases of all other assets, lease and non-lease components are accounted for separately.

Operating leases are included in operating lease ROU assets and current and long-term portion of operating lease liabilities on the Company’s consolidated condensed balance sheets. Finance leases are included in property and equipment, net, current-portion of long-term debt and long-term debt on the Company’s consolidated condensed balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases in various countries for corporate offices, sales offices and call centers, and certain other equipment in these countries. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain of the Company’s operating lease agreements include rental payments adjusted periodically for inflation.

The Company has finance leases primarily for information technology equipment used in its data centers. All of the Company’s finance lease assets are located in the United States.

As of March 31, 2019, the Company’s leases have an expected remaining lease terms of up to 9 years, certain of which include options to extend the leases for up to 6 years, and do not contain any material residual value guarantees or material restrictive covenants. The depreciable life of lease ROU assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table sets out the amounts recognized in the consolidated condensed statement of operations for the three months ended March 31, 2019 related to operating and finance leases:

Three Months Ended
($ in thousands)	March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$10,432
Interest on finance lease liabilities	1,773
Operating lease cost	3,909
Short-term lease cost	209
Total lease cost	$16,323

The following table sets out cash flows and other information for the three months ended March 31, 2019 related to operating and finance leases:

Three Months Ended
($ in thousands, except as stated otherwise)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating leases	$4,410
Cash used in operating activities related to finance leases	1,773
Cash used in financing activities related to finance leases	9,366

Right-of-use assets obtained in exchange for finance lease liabilities	1,943

Weighted average remaining lease term:
Operating leases	6.32 years
Finance leases	2.99 years
Weighted average discount rate:
Operating leases	5.94%
Finance leases	5.21%

During the three months ended March 31, 2019, there were no significant additions to operating lease ROU assets.

The following table sets out the undiscounted future payments for operating and finance lease liabilities as of March 31, 2019:

(in $ thousands)	Operating Lease	Finance Lease
Year ending December 31,	Liabilities	Liabilities
2019	$12,973	$37,468
2020	14,969	46,397
2021	13,419	38,552
2022	10,964	17,421
2023	9,620	99
Thereafter	24,350	—
Total undiscounted future payments	86,295	139,937
Less: Interest costs included	(16,203)	(10,631)
Total lease liabilities	70,092	129,306
Less: current portion of lease liabilities	12,664	44,146
Long-term portion of lease liabilities	$57,428	$85,160

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2019, the Company had approximately $68 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $41 million relates to the twelve months ending March 31, 2020. These purchase obligations extend through 2023.

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

Merger Related

In connection with the potential Merger (see Note 1–  Basis of Presentation and the Merger), Morgan Stanley & Co. LLC (“Morgan Stanley”) is acting as financial advisor of the Company. The Company has agreed to pay Morgan Stanley a fee for its services that is expected to be approximately $19 million, substantially all of which is contingent upon the closing of the Merger. The Company also has agreed to reimburse Morgan Stanley for certain expenses, including fees of outside counsel and other professional advisors, incurred in connection with its engagement. Further, under the terms of the Merger Agreement, if the Company terminates the Merger Agreement under certain circumstances after the No-Shop Period Start Date (as defined in the Merger Agreement), it must pay a termination fee of $62.3 million to Parent.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Equity-Based Compensation

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2019, the Company did not grant any RSUs.

The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2019:

		Weighted Average
		Grant Date
(in dollars, except number of RSUs)	Number of RSUs	Fair Value
Balance as of January 1, 2019	1,437,465	$13.71
Vested (1)	(23,902)	$12.92
Forfeited	(31,552)	$13.56
Balance as of March 31, 2019 (2)	1,382,011	$13.73

(1)

During the three months ended March 31, 2019, the Company completed net share settlements of 11,026 common shares in connection with employee taxable income created upon vesting of RSUs. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of common shares. These common shares were accounted for as treasury shares by the Company.

(2)

As of March 31, 2019, an aggregate of 101,937 RSUs held by certain directors of the Company are excluded from this balance as the directors have elected to defer receiving common shares until termination of their service as a director of the Company.

Performance Share Units (“PSUs”)

During the three months ended March 31, 2019, the Company did not grant any PSUs.

The table below presents the activity of the Company’s PSUs for the three months ended March 31, 2019:

		Weighted Average
		Grant Date
(in dollars, except number of PSUs)	Number of PSUs	Fair Value
Balance as of January 1, 2019	3,375,854	$14.23
Forfeited	(63,448)	$13.80
Balance as of March 31, 2019 (1)	3,312,406	$14.22

(1)

The total estimated awards that will ultimately vest based on the Company’s forecasted performance against the pre-defined targets and before considering any adjustments that may be necessary based on the ranking of the Company’s total shareholder’s return (“TSR”) compared to the TSR of the selected group is expected to be 2,000,168 PSUs.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock Options

During the three months ended March 31, 2019, the Company did not grant any stock options.

The table below presents the activity of the Company’s stock options for the three months ended March 31, 2019:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Terms	Intrinsic Value
	Number of Options	(in dollars)	(in years)	(in $ thousands)
Balance as of January 1, 2019	1,423,104	$14.17
Forfeited	(14,453)	$13.23
Exercised	(34,971)	$13.25
Expired	(16,602)	$16.00
Balance as of March 31, 2019	1,357,078	$14.18	6.44	$2,267
Exercisable as of March 31, 2019	906,603	$14.63	6.18	$1,162
Expected to vest as of March 31, 2019	450,475	$13.28	6.97	$1,105

Total equity-based compensation expense recognized in the Company’s consolidated condensed statements of operations for the three months ended March 31, 2019 and 2018 was $4 million and $5 million, respectively ($3 million and $4 million after tax for the three months ended March 31, 2019 and 2018, respectively). The total income tax benefit related to equity-based compensation expense was less than $1 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.

The Company expects the future equity-based compensation expense in relation to awards granted and outstanding as of March 31, 2019 will be approximately $18 million.

Impact of the Merger

The Merger Agreement (see Note 1 – Basis of Presentation and the Merger) provides that equity awards granted under the Company’s equity incentive plans, including RSUs, PSUs and stock options, that are outstanding (whether vested or unvested) as of immediately before the “Effective Time” (as defined in the Merger Agreement) will be cancelled and converted into cash consideration equal to $15.75 multiplied by the total number of the Company’s common shares subject to such outstanding equity awards, whether vested or unvested, less the applicable exercise price per share with respect to any stock options (to the extent that they have an exercise price of less than $15.75 per option), without interest and subject to any required tax withholdings, payable shortly after the closing of the Merger. For purposes of the previous sentence, the number of PSUs subject to performance-based vesting restrictions in which the performance period is still outstanding as of the Effective Time will be deemed to be the number of shares eligible to vest based on the greater of, with respect to the performance metrics applicable to such PSU, (A) target performance and (B) actual performance determined as if the applicable performance period ended immediately prior to the Effective Time. The number of common shares subject to a PSU award with performance-based vesting in which the performance period has been completed prior to the Effective Time will be deemed to be the number of common shares eligible to vest based on the actual performance with respect to the performance metrics applicable to such PSU. Stock options with a per share exercise price equal to or above $15.75 will be cancelled at the Effective Time for no payment or consideration.

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Income Per Share

The following table reconciles the numerators and denominators used in the computation of basic and diluted income per share from continuing operations:

	Three Months Ended
	March 31,
(in $ thousands, except for share data)	2019	2018
Numerator – Basic and Diluted Income per Share:
Net income from continuing operations	$22,392	$31,484
Net income attributable to non-controlling interest in subsidiaries	(2,124)	(402)
Net income from continuing operations attributable to the Company	$20,268	$31,082
Denominator – Basic Income per Share:
Weighted average common shares outstanding	126,508,036	125,428,257
Income per share from continuing operations – Basic	$0.16	$0.25

Denominator – Diluted Income per Share:
Number of common shares used for basic income per share from continuing operations	126,508,036	125,428,257
Weighted average effect of dilutive securities
RSUs / PSUs	1,640,285	604,051
Stock options	72,061	98,893
Weighted average common shares outstanding	128,220,382	126,131,201
Income per share from continuing operations – Diluted	$0.16	$0.25

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common share equivalents during each period.

For the three months ended March 31, 2019 and 2018, the Company had 1 million and 2 million, respectively, of weighted average common share equivalents primarily associated with the Company’s stock options that were excluded from the calculation of diluted income per share as their inclusion would have been antidilutive, as the common shares repurchased from the total assumed proceeds applying the treasury stock method exceed the shares that would have been issued.

16. Segment and Geographical Information

The Company has two operating and reportable segments: Travel Solutions and Payment Solutions. Comprised of Air, Beyond Air (excluding Payment Solutions) and Technology Services, Travel Solutions primarily provides distribution and merchandising solutions for airline, hotel, car rental, rail, cruise-line and tour operators, digital services, advertising and an array of additional platform services. Payment Solutions comprise the Company’s B2B travel payment solutions that operates through eNett. eNett’s core offering is a virtual payment solution that automatically generates unique Mastercard numbers used to process payments globally.

The Chief Operating Decision Maker (“CODM”) evaluates segment performance based primarily on net revenue and Segment Adjusted EBITDA, as described below. In addition, the CODM regularly reviews revenue by transaction type. There are no material inter-segment transactions and revenues for any period presented. As the two reportable segments are managed substantially on a separate basis, including each having their individual corporate functions, there are no material central/common corporate transaction expenses such as finance, treasury, tax, legal and marketing that are to be allocated among the reportable segments.  The CODM does not review total assets by segment and operating performance

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

evaluations and resource allocation decisions are not made on the basis of total assets by segment. As a result, the Company has not provided information about total segment assets.

The Company defines Segment Adjusted EBITDA as net income (loss) of the segment excluding depreciation and amortization of property and equipment and acquired intangible assets, amortization of customer loyalty payments, certain components of defined benefit pension and post-retirement benefit plans, interest expense, net, provision for (benefit from) income taxes, gain (loss) on early extinguishment of debt, and items that the Company’s management and the CODM view as outside the normal course of operations such as, income (loss) from discontinued operations, non-cash equity-based compensation, non-cash impairment of long-lived assets, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivate instruments. Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in its calculations. Further, Segment Adjusted EBITDA provides management and investors with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results.

The tables below set forth net revenue by segment, and net revenue disaggregated by its source:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018
Travel Solutions	$573,158	$604,059
Payment Solutions	83,381	73,779
Net revenue	$656,539	$677,838

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018
Air	$452,687	$472,935
Beyond Air	180,412	179,751
Travel Commerce Platform	633,099	652,686
Technology Services	23,440	25,152
Net revenue	$656,539	$677,838

The table below sets forth Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018
Travel Solutions	$150,856	$146,506
Payment Solutions	9,589	7,671
Segment Adjusted EBITDA	$160,445	$154,177

TRAVELPORT WORLDWIDE LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The table below reconciles net income to total Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018
Net income	$22,392	$59,231
Adjustments:
Amortization of acquired intangible assets	10,165	10,166
Loss on early extinguishment of debt	17	27,661
Equity-based compensation and related taxes	3,887	4,833
Corporate and restructuring costs	4,393	1,215
Impairment of long-lived assets	3,968	491
Income from discontinued operations	—	(27,747)
Depreciation and amortization of property and equipment	43,761	38,398
Amortization of customer loyalty payments	16,454	22,343
Interest expense, net	27,046	25,365
Other expense	2,055	93
Provision for income taxes	28,050	3,491
Other – non-cash (1)	(1,743)	(11,363)
Segment Adjusted EBITDA	$160,445	$154,177

(1)

Includes (i) unrealized gains on foreign currency derivatives contracts of $6 million and $1 million for the three months ended March 31, 2019 and 2018, respectively, (ii) unrealized losses (gains) on interest rate derivative contracts of $8 million and $(10) million for the three months ended March 31, 2019 and 2018, respectively, and (iii) other income of $3 million for the three months ended March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2019 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10‑Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading technology company that operates a travel commerce platform providing distribution, technology, payment, mobile and other solutions for the global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines, hotel chains and car rental companies, with online and offline travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. In 2018, we processed approximately $89 billion of travel spending. We continue to strategically invest in products with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.

Our operations are organized into two operating segments: (i) Travel Solutions and (ii) Payment Solutions. Travel Solutions comprise our Air, Beyond Air (excluding our B2B travel payment solutions) and Technology Services. Payment Solutions comprise our B2B travel payment solutions that operates through eNett International (Jersey) Limited (“eNett”). In the first quarter of 2018, we reported our Payment Solutions business together with Travel Solutions as one reportable segment as Payment Solutions was not considered material to be disclosed separately as a reportable segment. For the three months ended March 31, 2019, Travel Solutions and Payment Solutions represented approximately 87% and 13%, respectively, of our net revenue. We also monitor our revenue and related metrics based on performance, including geographical performance, of our Travel Commerce Platform. Within Travel Commerce Platform, Air and Beyond Air (inclusive of Payment Solutions) represented approximately 72% and 28%, respectively, of our Travel Commerce Platform revenue for the three months ended March 31, 2019.

Travel Commerce Platform

Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.

Air

We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 480 airlines globally, including approximately 120 low cost carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries have attracted and allowed for the full integration of several fast-growing LCCs such as easyJet, IndiGo and Ryanair into our Travel Commerce Platform.

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

The core offering of our Payment Solutions business is a Virtual Account Number that automatically generates unique Mastercard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable.

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

If the Merger is completed, our shareholders will be entitled to receive $15.75 in cash, less any applicable withholding taxes, for each common share of Travelport owned by them.  Further, our common shares will no longer be publicly traded and will be delisted from the New York Stock Exchange. In addition, our common shares will be deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer file periodic reports with the SEC.

Our shareholders approved the Merger on March 15, 2019. However, the consummation of the Merger is subject to additional closing conditions, including approval under the competition laws of Russia. The Merger, if completed, will be accounted for as an acquisition of Travelport by Parent under the acquisition method of accounting in accordance with U.S. GAAP. Parent will be treated as the acquirer for accounting purposes.

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

The table below sets forth our key performance metrics:

	Three Months
	Ended March 31,		Change
(in $ thousands, except share data, Reported Segments and RevPas)	2019	2018		%
Net revenue	$656,539	$677,838	(21,299)	(3)
Operating income	87,287	77,664	9,623	12
Net income	22,392	59,231	(36,839)	(62)
Income per share – diluted (in $)	0.16	0.47	(0.31)	(66)
Adjusted EBITDA (1)	160,445	154,177	6,268	4
Adjusted Operating Income (2)	100,230	93,436	6,794	7
Adjusted Net Income (3)	52,621	54,938	(2,317)	(4)
Adjusted Income per Share – diluted (4) (in $)	0.41	0.44	(0.03)	(7)
Net cash provided by operating activities	83,489	83,097	392	—
Free Cash Flow (5)	49,392	46,434	2,958	6
Reported Segments (in thousands)	85,705	92,321	(6,616)	(7)
Travel Commerce Platform RevPas (in $)	7.39	7.07	0.32	4

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
(3)

Adjusted Net Income (Loss) is defined as net income (loss) excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, and items that are excluded under our debt covenants, such as income (loss) from discontinued operations, non-cash equity-based compensation, certain corporate and restructuring costs, non-cash impairment of long-lived assets, certain litigation and related costs and other non-cash items such as unrealized foreign currency gains (losses) on earnings hedges, and unrealized gains (losses) on interest rate derivative instruments, along with any income tax related to these exclusions. Tax impacts not related to core operations have also been excluded (see Note 4 — Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10‑Q).

(4)	Adjusted Income (Loss) per Share — diluted is defined as Adjusted Net Income (Loss) for the period divided by the weighted average number of dilutive common shares.
(5)	Free Cash Flow is defined as net cash provided by (used in) operating activities, less cash used for additions to property and equipment.

We utilize non-GAAP (or adjusted) financial measures, including Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share — diluted, to provide useful supplemental information to assist investors in understanding and assessing our performance and financial results on the same basis that management uses internally. These adjusted financial measures provide investors greater transparency with respect to key metrics used by management to evaluate our core operations, forecast future results, determine future capital investment allocations and understand business trends within the industry. Adjusted EBITDA, Adjusted Operating Income (Loss) and Adjusted Income (Loss) per Share — diluted metrics are also used by our Board of Directors to determine incentive compensation for future periods. Management believes the adjusted financial measures assist investors in the comparison of financial results between periods as such measures exclude certain items that management believes are not reflective of our core operating performance consistent with how management reviews the business.

Adjusted Net Income (Loss), Adjusted Income (Loss) per Share — diluted, Adjusted Operating Income and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered as, alternatives to net income (loss) or net income (loss) per share — diluted, as determined under U.S. GAAP. In addition, these measures may not be comparable to similarly named measures used by other companies. The presentation of these measures has limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted Net Income, to Adjusted Operating Income and to Adjusted EBITDA:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018
Net income	$22,392	$59,231
Adjustments:
Amortization of acquired intangible assets (1)	10,165	10,166
Loss on early extinguishment of debt	17	27,661
Equity-based compensation and related taxes	3,887	4,833
Corporate and restructuring costs (2)	4,393	1,215
Impairment of long-lived assets (3)	3,968	491
Income from discontinued operations	—	(27,747)
Other – non-cash (4)	(1,743)	(11,363)
Tax adjustments (5)	9,542	(9,549)
Adjusted Net Income	52,621	54,938
Adjustments:
Interest expense, net (6)	27,046	25,365
Other expense (7)	2,055	93
Remaining provision for income taxes	18,508	13,040
Adjusted Operating Income	100,230	93,436
Adjustments:
Depreciation and amortization of property and equipment	43,761	38,398
Amortization of customer loyalty payments	16,454	22,343
Adjusted EBITDA	$160,445	$154,177

(1)	Relates primarily to intangible assets acquired in the sale of Travelport to The Blackstone Group in 2006 and from the acquisition of Worldspan in 2007.
(2)

Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency, including restructuring activities (see Note 9 — Accrued Expenses and Other Current Liabilities to our consolidated condensed financial statements included in this Quarterly Report on Form 10‑Q).

(3)	Relates to the impairment of customer loyalty payments and property and equipment.
(4)

Includes (i) unrealized gains on foreign currency derivatives contracts of  $6 million and $1 million for the three months ended March 31, 2019 and 2018, respectively, (ii) unrealized losses (gains) on interest rate derivative contracts of  $8 million and $(10) million for the three months ended March 31, 2019 and 2018, respectively, and (iii) other income of $3 million for the three months ended March 31, 2019.

(5)

Includes the tax impact of the loss on early extinguishment of debt, equity-based compensation, corporate and restructuring costs, impairment of long-lived assets and unrealized gains on foreign currency derivative contracts that are excluded from net income to determine Adjusted Net Income. Tax adjustments are calculated at the rate applicable for the jurisdiction in which the adjusting item arose. The adjustments for the three months ended March 31, 2019 also include a charge of $10 million for uncertain tax position relating to the realizability of U.K. net operating losses carry forwards. The adjustments for the three months ended March 31, 2018 include $10 million of net benefit realized following the release of a portion of the valuation allowance on deferred tax assets associated with U.K. net operating losses carry forwards (see Note 4 — Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10‑Q).

(6)

Excludes the impact of unrealized losses (gains) on interest rate derivative contracts of $8 million and $(10) million for the three months ended March 31, 2019 and 2018, respectively, which is included within “Other — non-cash.”

(7)	Relates to interest costs, expected return on plan assets and amortization of actuarial gain or loss components of net periodic pension and post-retirement benefit costs.

The following table provides a reconciliation of income per share — diluted to Adjusted Income per Share — diluted:

	Three Months Ended
	March 31,
(in $)	2019	2018
Income per share – diluted	$0.16	$0.47
Per share adjustments to net income to determine Adjusted Income per Share – diluted	0.25	(0.03)
Adjusted Income per Share – diluted	$0.41	$0.44

We have included Adjusted Income (Loss) per Share — diluted as we believe it is a useful measure for our investors as it represents, on a per share basis, our consolidated results, taking into account depreciation and amortization on property and equipment and amortization of customer loyalty payments, as well as other items which are not allocated to the operating businesses such as interest expense (excluding unrealized gains (losses) on interest rate derivative instruments), and related income taxes but excluding the effects of certain expenses not directly tied to the core operations of our businesses. Adjusted Income (Loss) per Share — diluted has similar limitations as Adjusted Net Income (Loss), Adjusted Operating Income (Loss) and Adjusted EBITDA and may not be comparable to similarly named measures used by other companies. In addition, Adjusted Net Income (Loss) does not include all items that affect our net income (loss) and net income (loss) per share for the period. Therefore, it is important to evaluate these measures along with our consolidated condensed statements of operations.

For a discussion of Free Cash Flow, please see “Liquidity and Capital Resources — Cash Flows.”

Factors Affecting Results of Operations

Geographic Mix: Our geographically dispersed footprint helps insulate us from a particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region percentages for our Travel Commerce Platform for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in percentages)	2019	2018
Asia Pacific	25	22
Europe	35	37
Latin America and Canada	5	5
Middle East and Africa	13	12
International	78	76
United States	22	24
Travel Commerce Platform	100	100

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

Travel Provider and Travel Agency Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 480 airlines globally, including approximately 120 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 650,000 hotel properties (of which over 500,000 are independent hotel properties), over 40,000 car rental locations, approximately 40 cruise-line and tour operators and over 20 rail networks worldwide. We aggregate travel content across approximately 65,000 travel agency locations representing approximately 220,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. None of our travel buyers or travel providers accounted for more than 10% of our revenue for the three months ended March 31, 2019.

In general, our business is characterized by multi-year travel provider and travel agency contracts, with a portion of our contracts up for renewal each year. Our ability to obtain inventory from travel providers, such as airlines, hotels, car rental companies, cruise-lines and other travel providers, and our ability to maintain existing relationships with travel agencies and enter into new relationships on acceptable financial and other terms impact our financial results. Our relationships with travel agencies typically are non-exclusive, meaning the travel agencies subscribe to, and have the ability to use, more than one global distribution system (“GDS”). As a result, travel agency strategies, including consolidation or changes in allocation of travel agency bookings among the GDSs, have impacted, and will continue to impact, our revenue and travel distribution costs. In addition, a travel agency’s business may be materially impacted for any reason and generate less than the anticipated volume of bookings, which, in turn, will affect our results of operations. Our results of operations may be adversely impacted in the event of the termination, non-renewal or reduction in volume of bookings from customers or travel agencies should we be unable to offset any such losses with new business and/or volume increases in bookings from existing customers and travel agencies.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We adopted new accounting guidance on recognition of leases from January 1, 2019, which had no impact on our consolidated condensed statement of operations for the three months ended March 31, 2019.

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Net revenue	$656,539	$677,838	$(21,299)	(3)
Costs and expenses
Cost of revenue	402,032	426,397	(24,365)	(6)
Selling, general and administrative	113,194	125,200	(12,006)	(10)
Depreciation and amortization	54,026	48,577	5,449	11
Total costs and expenses	569,252	600,174	(30,922)	(5)
Operating income	87,287	77,664	9,623	12
Interest expense, net	(34,773)	(14,935)	(19,838)	(133)
Loss on early extinguishment of debt	(17)	(27,661)	27,644	100
Other expense	(2,055)	(93)	(1,962)	*
Income before income taxes	50,442	34,975	15,467	44
Provision for income taxes	(28,050)	(3,491)	(24,559)	*
Net income from continuing operations	22,392	31,484	(9,092)	(29)
Income from discontinued operations, net of tax	—	27,747	(27,747)	(100)
Net income	$22,392	$59,231	$(36,839)	(62)

*Percentage calculated not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Air	$452,687	$472,935	$(20,248)	(4)
Beyond Air	180,412	179,751	661	—
Travel Commerce Platform	633,099	652,686	(19,587)	(3)
Technology Services	23,440	25,152	(1,712)	(7)
Net revenue	$656,539	$677,838	$(21,299)	(3)

During the three months ended March 31, 2019, net revenue decreased by $21 million, or 3%, compared to the three months ended March 31, 2018. This decrease was driven by a decrease in Travel Commerce Platform revenue of $20 million, or 3%, and a decrease in Technology Services revenue of $2 million, or 7%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Three Months Ended
	March 31,		Change
	2019	2018		%
Travel Commerce Platform RevPas (in $)	$7.39	$7.07	$0.32	4
Reported Segments (in thousands)	85,705	92,321	(6,616)	(7)

The decrease in Travel Commerce Platform revenue of $20 million, or 3%, was due to  a decrease in Air revenue with Beyond Air revenue remaining stable. Overall, there was a  7% decrease in Reported Segments, offset by a 4% increase in Travel Commerce Platform RevPas.

The value of transactions processed on our Travel Commerce Platform decreased to $21.4 billion for the three months ended March 31, 2019 from $23.3 billion for the three months ended March 31, 2018 primarily due to a  7% decrease in Reported Segments, offset by an increase in the value and volume of transactions in Payment Solutions. Our percentage of Air segment revenue from away bookings remained stable at  69%. Our hospitality segments per 100 airline tickets issued decreased to 38 from 41. Our hotel room nights and car rental days sold decreased 12% and 4%, respectively, and were 15 million and 24 million, respectively, for the three months ended March 31, 2019.

The table below sets forth Travel Commerce Platform revenue by region:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Asia Pacific	$158,664	$141,551	$17,113	12
Europe	218,947	244,442	(25,495)	(10)
Latin America and Canada	33,125	29,859	3,266	11
Middle East and Africa	84,747	79,106	5,641	7
International	495,483	494,958	525	—
United States	137,616	157,728	(20,112)	(13)
Travel Commerce Platform	$633,099	$652,686	$(19,587)	(3)

The table below sets forth Reported Segments and RevPas by region:

	Segments (in thousands)				RevPas (in $)
	Three Months Ended				Three Months Ended
	March 31,		Change		March 31,		Change
	2019	2018		%	2019	2018	$	%
Asia Pacific	18,743	16,168	2,575	16	$8.47	$8.76	(0.29)	(3)
Europe	21,390	25,647	(4,257)	(17)	$10.24	$9.53	0.71	7
Latin America and Canada	4,800	4,710	90	2	$6.90	$6.34	0.56	9
Middle East and Africa	10,330	9,628	702	7	$8.20	$8.22	(0.02)	—
International	55,263	56,153	(890)	(2)	$8.97	$8.81	0.16	2
United States	30,442	36,168	(5,726)	(16)	$4.52	$4.36	0.16	4
Travel Commerce Platform	85,705	92,321	(6,616)	(7)	$7.39	$7.07	0.32	4

International

Our International Travel Commerce Platform revenue increased marginally by $1 million. The increase in RevPas of 2% was offset by a 2% decrease in Reported Segments. The increase in RevPas was a result of revenue growth in Beyond Air, driven by an increase in Payment Solutions, partially offset by a decline in the remainder of the Beyond Air portfolio. Our International Travel Commerce Platform revenue as a percentage of Travel Commerce Platform revenue was 78% for the three months ended March  31, 2019 compared to 76% for the three months ended March  31, 2018.

Asia Pacific

Revenue in Asia Pacific increased $17 million, or 12%, mainly due to a 16%  increase in Reported Segments, offset by a 3%  decrease in RevPas. Reported Segments increased primarily due to growth in India and Hong Kong. RevPas decreased, despite increases in Air revenue and Payment Solutions in Beyond Air revenue, primarily due to airline provider mix.

Europe

Revenue in Europe decreased $25 million, or 10%, primarily due to a 17%  decrease in Reported Segments offset by a  7% increase in RevPas. Reported Segments decreased due to the termination of our agreement with a European online travel agent due to their contract breach in the second quarter of 2018 and the reduction in activity with certain other travel agencies. RevPas increased due to revenue growth in Beyond Air, driven by an increase in Payment Solutions.

Latin America and Canada

Revenue in Latin America and Canada increased by $3 million, or 11%, due to a 9% increase in RevPas and a 2% increase in Reported Segments, both mainly driven by growth in Air.

Middle East and Africa

Revenue in the Middle East and Africa increased by $6 million, or 7%, due to a 7% increase in Reported Segments with RevPas remaining stable. The increase in Reported Segments was mainly driven by growth in Pakistan and Turkey.

United States

Revenue in the United States decreased by $20 million, or 13%, primarily due to a 16%  decrease in Reported Segments, offset by a 4%  increase in RevPas. Reported Segments decreased due to the reduction in activity with certain travel agencies. RevPas increased,  despite declines in Air and Beyond Air revenue, primarily due to mix of revenue.

Technology Services

Technology Services revenue decreased $2 million, or 7%, primarily due to a decline in hosting fees.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Commissions	$329,726	$349,951	$(20,225)	(6)
Technology costs	72,306	76,446	(4,140)	(5)
Cost of revenue	$402,032	$426,397	$(24,365)	(6)

Cost of revenue decreased by $24 million, or 6%, as a result of a $20 million, or 6%, decrease in commission costs and a $4 million, or 5%, decrease in technology costs. Commissions decreased primarily due to a 7% decrease in Reported Segments and a  3%  decrease in travel distribution costs per segment driven by pricing, lower amortization of customer loyalty payments and favorable foreign exchange movements, offset by incremental commission costs from our payment solutions business. Commissions included amortization of customer loyalty payments of $14 million and $20 million for the three months ended March 31, 2019 and 2018, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services decreased by $4 million, or 5%, due to a decrease in employee cost resulting from reduced headcount and higher capitalization of technology investments.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Workforce	$84,287	$103,333	$(19,046)	(18)
Non-workforce	26,935	16,510	10,425	63
Sub-total	111,222	119,843	(8,621)	(7)
Non-core corporate costs	1,972	5,357	(3,385)	(63)
SG&A	$113,194	$125,200	$(12,006)	(10)

SG&A expenses decreased by $12 million, or 10%, during the three months ended March 31, 2019 compared to March 31, 2018. SG&A expenses include $2 million and $5 million of charges for the three months ended March  31, 2019 and 2018, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our

SG&A expenses for the three months ended March 31, 2019 compared to the three months ended March  31, 2018 decreased by $9 million, or 7%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel, decreased by $19 million, or 18%, primarily due to a decrease in employee and related costs resulting from reduced headcount and favorable foreign exchange movements, partially offset by merit increases. Non-workforce expenses, which include the costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, increased by $10 million, or 63%, primarily due to realized foreign exchange losses on foreign currency derivative contracts.

Non-core corporate costs of $2 million and $5 million for the three months ended March  31, 2019 and 2018, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, impairment of long-lived assets, certain legal and related costs and unrealized foreign currency gains and losses related to derivatives. The decrease of $3 million, or 63%, is due to $5 million of favorable movements in the fair value of unrealized foreign currency derivative contracts and $1 million of lower equity-based compensation and related taxes, offset by a $3 million increase in corporate and restructuring costs.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Depreciation on property and equipment	$43,861	$38,411	$5,450	14
Amortization of acquired intangible assets	10,165	10,166	(1)	—
Total depreciation and amortization	$54,026	$48,577	$5,449	11

Total depreciation and amortization increased by $5 million, or 11%, due to a higher level of depreciable property and equipment resulting from their transfer from construction in progress when brought in use. Amortization of acquired intangible assets remained stable.

Interest Expense, Net

Interest expense, net, increased by $20 million, or 133%, due to (i) an  $18 million unfavorable impact of fair value changes on our interest rate swap derivative contracts and (ii) a $3 million increase due to higher interest rates, offset by (iii) a $1 million decrease in amortization of debt finance costs and debt discount.

Loss on Early Extinguishment of Debt

In March 2018, we issued senior secured notes and entered into a new senior secured credit agreement. The proceeds from the issuance of the senior secured notes and term loan borrowings under the new senior secured credit agreement, along with cash on our balance sheet, were used to fully repay our borrowings under the senior secured credit agreement of September 2014. This transaction was accounted for as the issuance of new debt and an extinguishment of existing debt resulting in a $28 million loss on early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs significantly from the expected provision amount calculated at the U.S. federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-U.S. jurisdictions with varying income tax rates, (ii) valuation allowances maintained in various jurisdictions, including the U.S. and the U.K., due to historical losses in such jurisdictions, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions, including limitation to the tax deductibility of interest expense in the U.K., (iv) certain income or gains that are not subject to tax and (v) items identified as discrete during the interim periods.

As of December 31, 2018, our deferred tax assets in respect of U.S. and non–U.S. NOL carry forwards and U.S. tax credits was $208 million. We believe it is more likely than not that the benefit from such deferred tax assets will not be realized. Consequently, we have recorded valuation allowances of $186 million against such deferred tax assets as of December 31, 2018.

We regularly assess our ability to realize deferred tax assets. As of March 31, 2019, our estimate of our annual effective tax rate includes the impact of releasing a portion of the valuation allowance associated with the U.S. NOL carry forwards. However, we maintain a valuation allowance on the remaining deferred tax assets. Future realized earnings performance and changes in future earnings projections, among other factors, may cause an adjustment to the conclusion as to whether it is more likely than not that we will realize the benefit of the deferred tax assets. This would impact the income tax expense in the period for which it is determined that these factors have changed.

For the three months ended March 31, 2019, we recognized  a $10 million charge for uncertain tax position related to the realizability of U.K. NOL carry forwards. In the first quarter of 2018, we expected there would be future taxable income in the U.K. other than the reversal of deferred tax liabilities. Consequently, we realized a net benefit of $10 million following the release of the valuation allowance on the deferred tax assets associated with its U.K. NOL carry forwards  (see Note 4 – Income Taxes to our consolidated condensed financial statements included in this Quarterly Report on Form 10‑Q).

Segment Analysis

Segment Net Revenue

The table below sets forth our net revenue by segment:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Travel Solutions	$573,158	$604,059	$(30,901)	(5)
Payment Solutions	83,381	73,779	9,602	13
Net revenue	$656,539	$677,838	$(21,299)	(3)

For the three months ended March 31, 2019, Travel Solutions net revenue decreased $31 million, or 5%, due to a decline in both Air and Beyond Air (excluding Payment Solutions) revenue of $20 million, or 4%, and $9 million, or 8%, respectively, and a decline in Technology Services revenue of $2 million, or 7%. The decline in Air and Beyond Air (excluding Payment Solutions) revenue was primarily due to a 7% decrease in Reported Segments and decreases in hospitality and digital services revenue driven by the reduction in activity with certain travel agencies. The decline in Technology Services revenue was primarily due to lower hosting fees.

Payment Solutions net revenue increased by $10 million, or 13%, primarily due to improved pricing and an increase in the volume of payments settled with existing customers.

Segment Adjusted EBITDA

The table below sets forth our Segment Adjusted EBITDA:

	Three Months Ended
	March 31,		Change
(in $ thousands)	2019	2018	$	%
Travel Solutions	$150,856	$146,506	$4,350	3
Payment Solutions	9,589	7,671	1,918	25
Segment Adjusted EBITDA	$160,445	$154,177	$6,268	4

Travel Solutions Segment Adjusted EBITDA increased by $4 million, or 3%, primarily due to the decrease in cost of revenue (excluding amortization and impairment of customer loyalty payments) and SG&A expenses (excluding non-core corporate costs), which was partially offset by  a reduction in Travel Solutions net revenue.

Payment Solutions Segment Adjusted EBITDA increased by $2 million, or 25%, primarily due to workforce cost efficiencies.

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2019, our cash and cash equivalents and revolving credit facility availability were as follows:

March 31,
(in $ thousands)	2019
Cash and cash equivalents	$247,725
Revolving credit facility availability	146,400

With the cash and cash equivalents on our consolidated condensed balance sheet, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.

Working Capital

Our cash flows from operations are significantly impacted by revenue derived from, and commissions paid to, travel providers and travel agencies and consist of accounts receivable and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions. The movement within these account balances are included within working capital.

The table below sets out our working capital as of March 31, 2019 and December 31, 2018, as monitored by management, which is then reconciled to our working capital as presented in our consolidated condensed balance sheets:

	Asset (Liability)
	March 31,	December 31,
(in $ thousands)	2019	2018	Change
Accounts receivable, net	$259,769	$209,834	$49,935
Accrued commissions and incentives	(323,893)	(282,444)	(41,449)
Deferred revenue, rebate obligations and prepaid incentives, net	(38,513)	(40,905)	2,392
Cash and cash equivalents	247,725	213,001	34,724
Accounts payable and employee related	(140,925)	(145,591)	4,666
Accrued interest expense	(10,526)	(20,528)	10,002
Current portion of long-term debt	(59,238)	(57,497)	(1,741)
Current portion of operating lease liabilities	(12,664)	—	(12,664)
Taxes	4,168	10,772	(6,604)
Other assets, net	14,097	20,099	(6,002)
Working Capital	$(60,000)	$(93,259)	$33,259
Consolidated Condensed Balance Sheets:
Total current assets	$622,569	$536,440	$86,129
Total current liabilities	(682,569)	(629,699)	(52,870)
Working Capital	$(60,000)	$(93,259)	$33,259

As of March 31, 2019, we had a working capital net liability of $60 million compared to $93 million as of December 31, 2018. The improvement in working capital of $33 million is primarily due to a $50 million increase in accounts receivable, net, a  $35 million increase in cash and cash equivalents (as discussed in “Cash Flows” below), a $10 million decrease in accrued interest and a $5 million decrease in accounts payable and employee related, partially offset by a  $41 million increase in accrued commissions and incentives, a $13 million increase in operating lease liabilities (see Note 12 – Leases to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q), a $7 million decrease in taxes and a $6 million decrease in other assets, net.

The table below sets out information on our accounts receivable:

	March 31,	December 31,
	2019	2018	Change
Accounts receivable, net (in $ thousands)	$259,769	$209,834	$49,935
Accounts receivable, net – Days Sales Outstanding (“DSO”)	36	36	—

Substantially all of our Air revenue within our Travel Commerce Platform is collected through the International Air Transport Association (“IATA”), Airline Clearing House (“ACH”) and other similar clearing houses. Both, IATA and ACH, require participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For the three months ended March 31, 2019, Air revenue accounted for approximately 69% of our net revenue; however, only 51% of our outstanding receivables related to customers using the IATA or the ACH as of March 31, 2019. The IATA and the ACH receivables are collected on average in 30 days. Beyond Air revenue is generally not collected through the IATA or the ACH process and takes longer to collect. Our average net collection period for total accounts receivable, net, was 36 DSO as of both March 31, 2019 and December  31, 2018. The growth in Air revenue in March 2019 compared to December 2018 primarily contributed to the increase in our accounts receivable, net, balance.

Our revenue can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. Our accounts receivable balance increased by $50 million from December 31, 2018 to March 31, 2019, and our accrued commissions and incentives increased by $41 million from December 31, 2018 to March 31, 2019, reflecting the seasonality in our business. Seasonality trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue and related cost of revenue typically peaks during the first half of the year as travelers plan and book their upcoming spring and summer travel.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018	Change
Cash provided by (used in):
Operating activities	$83,489	$83,097	$392
Investing activities	(34,097)	(36,663)	2,566
Financing activities	(14,839)	(41,705)	26,866
Effect of exchange rate changes	202	397	(195)
Net increase in cash, cash equivalents and restricted cash	$34,755	$5,126	$29,629

As of March 31, 2019, we had $251 million of cash, cash equivalents and restricted cash, an increase of $35 million compared to December 31, 2018. The following discussion summarizes the changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Operating activities. For the three months ended March 31, 2019, cash provided by operating activities remained stable at  $83 million.  The benefit resulting from lower customer loyalty and income tax payments was offset by higher payments related to interest and restructuring liabilities.

Investing activities. During the three months ended March 31, 2019 and 2018, cash used in investing activities of $34 million and $37 million, respectively, was for the purchase of property and equipment.

Our investing activities for the three months ended March 31, 2019 and 2018 include:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018	Change
Cash additions to software developed for internal use	$31,264	$31,352	$(88)
Cash additions to computer equipment and other	2,833	5,311	(2,478)
Property and equipment additions	$34,097	$36,663	$(2,566)

Our Capital Expenditures, substantially all of which relate to our Travel Commerce Platform, include cash additions for software developed for internal use and computer equipment, as well as cash used for the repayment of finance lease and other indebtedness obligations. We repaid finance lease and other indebtedness obligations of $10 million and $8 million for the three months ended March 31, 2019 and 2018, respectively, which are primarily related to assets within our data center. Our total Capital Expenditures were $44 million and $45 million for the three months ended March 31, 2019 and 2018, respectively.

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

Financing activities. Cash used in financing activities for the three months ended March 31, 2019 was $15 million, which primarily consisted of (i) $10 million of finance lease and other indebtedness repayments and (ii) $6 million of repayments of term loans under our senior secured credit agreement. The cash used in financing activities for the three months ended March 31, 2018 was $42 million, which primarily consisted of (i) $1,400 million of gross proceeds from term loans borrowed under our March 2018 senior secured credit agreement, (ii) $745 million of gross proceeds from the issuance of senior secured notes, offset by (iii) $2,154 million of repayments of term loans under the September 2014 senior secured credit agreement, (iv) $17 million of payments towards debt finance costs and lender fees, (v) $9 million of dividend payments to our shareholders and (vi) $8 million of finance lease and other indebtedness repayments.

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

Free Cash Flow is a non — GAAP measure and may not be comparable to similarly named measures used by other companies. This measure has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent cash flow for discretionary expenditures. This measure should not be considered as a measure of liquidity or cash flows from operations as determined under U.S. GAAP. This measure is not measurement of our financial performance under U.S. GAAP and should not be considered in isolation or as alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of liquidity.

We use Capital Expenditures to determine our total cash spent on acquisition of property and equipment and cash repayment of finance lease liabilities and other indebtedness. We believe this measure provides management and investors an understanding of total capital invested in the development of our platform. Capital Expenditures is a non-GAAP measure and may not be comparable to similarly named measures used by other entities. This measure has limitation in that it aggregates cash flows from investing and financing activities as determined under U.S. GAAP.

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended
	March 31,
(in $ thousands)	2019	2018	Change
Net cash provided by operating activities	$83,489	$83,097	$392
Less: capital expenditures on property and equipment additions	(34,097)	(36,663)	2,566
Free Cash Flow	$49,392	$46,434	$2,958

Financing Arrangements

As of March 31, 2019, our financing arrangements include our senior secured credit facilities, our senior secured notes and obligations under our finance lease and other indebtedness. The following table summarizes our Net Debt position as of March 31, 2019 and December 31, 2018:

	Interest		March 31,	December 31,
(in $ thousands)	rate	Maturity	2019	2018
Senior Secured Credit Agreement
Term loans (1)	L+2.50%	March 2025	$1,367,688	$1,372,666
Revolver borrowings	L+2.25%	September 2022	—	—
Senior Secured Notes
Senior secured notes (2)	6.00%	March 2026	738,504	738,274
Finance lease liabilities			129,306	136,729
Other indebtedness			4,024	4,365
Total debt			2,239,522	2,252,034
Less: cash, cash equivalents and restricted cash			(251,135)	(216,380)
Net Debt (3)			$1,988,387	$2,035,654

(1)

As of March 31, 2019 and December 31, 2018, the principal amount of term loans outstanding under the senior secured credit agreement was $1,380 million and $1,385 million, respectively, which is netted for unamortized debt discount of $6 million as of both March 31, 2019 and December 31, 2018 and unamortized debt finance costs of $6 million as of both March 31, 2019 and December 31, 2018.

(2)

As of both March 31, 2019 and December 31, 2018, the principal amount of senior secured notes outstanding was $745 million, which is netted for unamortized debt finance costs of $6 million and $7 million as of March 31, 2019 and December 31, 2018, respectively.

(3)

Net Debt is defined as total debt comprised of current and non-current portion of long-term debt minus cash, cash equivalents and restricted cash. Net Debt is a non — GAAP measure and is not a measurement of our indebtedness under U.S. GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with U.S. GAAP. The management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe, certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Senior Secured Credit Agreement

During the three months ended March 31, 2019, we (i) repaid $6 million principal amount of term loans outstanding under our senior secured credit agreement and (ii) amortized $1 million of debt finance costs and debt discount.

The interest rate per annum applicable to (a) the term loans is based on, at our election, LIBOR plus 2.50% or base rate (as defined in the senior secured credit agreement) plus 1.50% and (b) the borrowings under revolving credit facility, at our election, LIBOR plus 2.25% or base rate (as defined in the senior secured credit agreement) plus 1.25%. LIBOR rates and base rates have a floor of 0.00%. We expect to pay interest based on LIBOR.

We are not contractually required to repay quarterly installments of the term loans until the fourth quarter of 2019. However, we have classified a portion of our term loans (along with the contractual quarterly installments) as current portion of long-term debt as we intend, and are able, to make additional voluntary prepayments of the term loans from cash flow from operations, which we expect to occur within the next twelve months. The amount of any such prepayments may vary based on our actual cash flow generation and needs, as well as general economic conditions.

Under the senior secured credit agreement, we have a $150 million revolving credit facility, which contains a letter of credit sub-limit up to a maximum of $100 million. As of March 31, 2019, there were no outstanding borrowings under the revolving credit facility under the senior secured credit agreement, and $4 million was utilized for the issuance of letters of credit, with a balance of $146 million remaining.

Change of Control

The Merger (as discussed in Note 1 — Basis of Presentation and the Merger to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q), if completed, will be considered an “Event of Default” under the terms of senior secured credit agreement, and, as a result, the Administrative Agent (as defined in the senior secured credit agreement) may and, at the request of the majority of lenders, shall (i) declare the unpaid principal amount of the outstanding term loans and revolving credit loans and the amount of all outstanding payments made by a lender pursuant to a letter of credit, along with the interest accrued and unpaid thereon, to be immediately due and payable,  (ii) require us to provide cash as collateral in an amount equal to 103% of the aggregate amount available to be drawn under all outstanding letters of credit plus any unreimbursed drawings and (iii) terminate all the commitments of the lenders provided to us. In order to avoid triggering such an “Event of Default,”  we expect to repay amounts outstanding, including accrued and unpaid interest, under the senior secured credit agreement concurrently with, and conditional upon, the consummation of the Merger and pursuant to the terms of the senior secured credit agreement.

Senior Secured Notes

As of March 31, 2019,  we had a principal amount of $745 million in senior secured notes due in March 2026 with a stated interest rate of 6.00% per annum.

Change of Control

If the Merger is completed and the “Ratings Event” as defined in the Indenture governing our senior secured notes occurs, it will constitute a “Change of Control Triggering Event” under the Indenture and, subject to certain conditions, we will be required to make an offer to purchase all of the senior secured notes pursuant to the “Change of Control Offer” (as defined in the Indenture), at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to but excluding the date of repurchase, unless we have previously or substantially concurrently therewith delivered a redemption notice with respect to all of the outstanding senior secured notes as described in the Indenture. Subject to and conditional upon the closing of the Merger, the issuer of the senior secured notes, our wholly owned subsidiary, has given notice to the trustee under the Indenture and the holders of the senior secured notes of its intention to optionally redeem the notes, in whole at a redemption price equal to 100% of the principal amount plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to but excluding the redemption date.

Finance Lease Obligations

During the three months ended March 31, 2019, we repaid $9 million of our finance lease obligations and entered into $2 million of new finance leases for information technology assets.

Debt Covenants and Guarantees

Travelport Finance (Luxembourg) S.a.r.l., our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under the senior secured credit agreement. All obligations under the senior secured credit agreement are unconditionally guaranteed by certain of our wholly owned foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock and intercompany indebtedness of the Obligor and each guarantor; (ii) a pledge of 100% of the capital stock and intercompany indebtedness of certain other subsidiaries directly owned by the Obligor or any other guarantor subject to certain exceptions and limitations; and (iii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.

Borrowings under the senior secured credit agreement are subject to amortization and prepayment requirements. In addition, our senior secured credit agreement and the Indenture governing the senior secured notes contain various covenants, events of default and other provisions, including, under certain circumstances, a leverage ratio requirement under the senior secured credit agreement.

Our senior secured credit agreement and the Indenture governing the senior secured notes limit certain of our subsidiaries’ ability to:

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

As of March 31, 2019, our consolidated first lien net leverage ratio, as determined under our senior secured credit agreement, was 3.69 compared to the maximum allowable of 6.00. In addition, we were in compliance with the other covenants under the senior secured credit agreement and Indenture.

We re-evaluate our capital structure from time to time including, but not limited to, refinancing our current indebtedness with other indebtedness which may have different interest rates, maturities and covenants.

Interest Rate Risk

We are exposed to interest rate risk relating to our floating rate debt under our senior secured credit agreement. We use derivative financial instruments as part of our overall strategy to manage our exposure to interest rate risk. We do not use derivatives for trading or speculative purposes.

Our primary interest rate exposure as of March 31, 2019 was to interest rate fluctuations in the United States, specifically the impact of LIBOR interest rates on our dollar denominated floating rate debt. Interest on the $1,380 million principal amount of term loans under our senior secured credit agreement is currently charged at LIBOR plus 2.50%. In order to protect against potential higher interest costs resulting from increases in LIBOR, as of March 31, 2019, we have outstanding interest rate swap contracts that fix the LIBOR rate payable as follows:

		Average
Notional Amount		Interest
($ in thousands)	Period	Rate
1,200,000	February 2019 to February 2020	2.1906%
400,000	February 2020 to February 2021	2.1925%
320,000	February 2021 to February 2022	3.0178%

During the three months ended March 31, 2019, none of the derivative financial instruments used to manage our interest rate exposure were designated as accounting hedges. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. (Losses) gains on these interest rate derivative financial instruments were $(5) million and $11 million for the three months ended March 31, 2019 and 2018, respectively.

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

During 2019, we used foreign currency derivative contracts (i.e. forward contracts) to manage our exposure to foreign currency exchange rate risk. As of March 31, 2019, we had $405 million net notional amount of foreign currency forward contracts.

During the three months ended March 31, 2019 and 2018, none of the derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(3) million and $5 million for the three months ended March 31, 2019 and 2018, respectively. The fluctuations in the fair values of our foreign currency derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of March 31, 2019, our derivative contracts that hedge our interest rate and foreign currency exposure had a net liability position of $9 million and cover transactions for a period that does not exceed three years.

Contractual Obligations

As of March 31, 2019, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

Other Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates against the U.S. dollar as of March 31, 2019. There are certain limitations inherent in these sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modelled.

Interest Rate Risk

We assess our interest rate market risk utilizing a sensitivity analysis based on a hypothetical 100 basis point change (increase or decrease) in interest rates. As of March 31, 2019, we have determined, through such analysis, that a 100 basis point increase or decrease in interest rates, based on the outstanding floating rate debt balance, would increase or decrease our annualized interest charge by $14 million, excluding the effect of fair value changes on our interest rate swaps.

In order to protect against potential higher interest costs resulting from increases in LIBOR, we have entered into several interest rate swap derivative contracts. We have not hedge accounted for these swaps. Mark to market fair value changes on these swaps, which represent the net present value of future cash flows on the swaps, are accounted for within interest expense, net, in our consolidated condensed statement of operations. As of March 31, 2019, a 100 basis point increase or decrease in interest rates would result in a credit or debit, respectively, to our interest expense of $19 million due to changes in the fair value of these swaps.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our foreign currency market risk utilizing a sensitivity analysis based upon a hypothetical 10% change (increase or decrease) in exchange rate against the U.S. dollar on the value of our foreign currency derivative instruments as of March 31, 2019. We have determined, through the sensitivity analysis, that the impact of a 10% strengthening or weakening in the U.S. dollar exchange rate with respect to the British pound, Euro and Australian dollar would result in a debit or credit, respectively, of $38 million on our consolidated condensed statements of operations.

There were no material changes to our market risks as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risks” included in our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Act) as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b)

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Act) during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2019, we adopted the new accounting guidance on leases. We implemented internal controls and a new lease accounting information system to enable the preparation of financial information as part of the adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.

ITEM 1A. RISK FACTORS.

The consummation of the Merger is subject to a number of remaining conditions, including regulatory approval in Russia, and if these conditions are not satisfied, the Merger will not be consummated.

Although we obtained shareholder approval of the Merger and the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the competition laws of Austria, Germany, Portugal, South Africa and Turkey, consummation of the Merger is subject to the satisfaction of additional conditions that may not occur, including approval under the competition laws in Russia.

Russian regulatory and governmental entities may impose conditions on the granting of such approval and, if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, Siris, Elliott and us. The process of obtaining Russian approval has had the effect of delaying completion of the Merger, and such approval may not be received and conditions thereto may not be satisfied for an extended period of time.

The obligation to consummate the Merger is also subject to the accuracy of representations and warranties, and the satisfaction of performance of obligations, in each case as set forth in the Merger Agreement, subject to specified materiality exceptions. The obligations of Siris and Elliott to close are also subject to the absence of any material adverse effect on us. As a result of the above-mentioned conditions and the other conditions described in the Merger Agreement, there can be no assurance that the Merger will be consummated.

Should the Merger fail to close for any reason, our business, financial condition, operating results, or cash flows may be materially adversely affected.

Other than as set forth above, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.

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

The gross revenue and net loss attributable to these activities in the quarter ended March 31, 2019 were approximately $19,000 and $9,000 respectively.

ITEM 6. EXHIBITS.

See Exhibit Index.

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

TRAVELPORT WORLDWIDE LIMITED

Date: May 10, 2019	By:	/s/ BERNARD BOT
Bernard Bot
Executive Vice President and Chief Financial Officer

Date: May 10, 2019	By:	/s/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Chief Accounting Officer